Form 10-Q
period 2008-06-30
YOO INC
filed 2008-08-07
CIK 1432140

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

Commission File Number: 333-151381

YOO INC.
(Name of small business issuer as specified in its charter)

Delaware	36-4620445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45 Or Hachaim St.
Bnei Brak, Israel, 51527
___________________________________________________________________________
_______________

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:       (011) (972)-3-977-0201

_______________

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES               NO    X

     The issuer had 6,000,000 shares of its common stock issued and outstanding as of August 6, 2008.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this quarterly report, the terms “Yoo Inc.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Yoo Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

☐ dependence on key personnel;

☐ competitive factors;

☐ degree of success of research and development programs

☐ the operation of our business; and

☐ general economic conditions in the United States and Israel.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

PART I

Item 1. Financial Statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30,	December 31
	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$31,261	$3,000

Total current assets	31,261	3,000

Total Assets	$31,261	$3,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$18,922	$-

Total current liabilities	18,922	-

Total liabilities	18,922	-

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 6,000,000 and 4,000,000 shares issued
and outstanding respectively	600	400
Additional paid-in capital	49,800	-
Stock subscriptions receivable	(400)	(400)
Paid subscriptions	-	3,000
(Deficit) accumulated during development stage	(37,661)	-

Total stockholders' equity	12,339	3,000

Total Liabilities and Stockholders' Equity	$31,261	$3,000

The accompanying notes to financial statements are
an integral part of these statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND
CUMULATIVE FROM INCEPTION (OCTOBER 31, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	36,922	36,922	36,922
Organization Costs	481	481	481
Bank Charges	258	258	258

Total general and administrative expenses	37,661	37,661	37,661

(Loss) from Operations	(37,661)	(37,661)	(37,661)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(37,661)	$(37,661)	$(37,661)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,000,000	5,658,681

The accompanying notes to financial statements are
an integral part of these statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND
 CUMULATIVE FROM INCEPTION (OCTOBER 31, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(37,661)	$(37,661)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net liabilities-
Accounts payable and accrued liabilites	18,922	18,922

Net Cash Used in Operating Activities	(18,739)	(18,739)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	47,000	50,000

Net Cash Provided by Financing Activities	47,000	50,000

Net (Decrease) Increase in Cash	$28,261	31,261

Cash - Beginning of Period	3,000	-

Cash - End of Period	$31,261	$31,261

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:

On November 14, 2007, the Company issued 2,700,000 shares of common stock for payment due from an officer of the Company in the amount of $270.

On November 19, 2007, the Company issued 1,100,000 shares of common stock for payment due from an officer of the Company in the amount of $110.

On November 20, 2007, the Company issued 200,000 shares of common stock for payment due from an officer of the Company in the amount of $20.

The accompanying notes to financial statements are an integral part of these statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

YOO Inc. (the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on October 31, 2007. The proposed business plan of the Company is to establish the Company as a distributor in Israel of a natural energy drink derived from coconut water. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

On November 14, 2007, pursuant to the terms of a subscription agreement, the Company sold 2,700,000 shares of common stock to Mr. Zvi Pessahc Frank, President, for payment due in the amount of $270 (par value).

On November 19, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,100,000 shares of common stock to Mr. Moshe Nachum Bergshtein, Secretary and Treasurer, for payment due in the amount of $110 (par value).

On November 20, 2007, pursuant to the terms of a subscription agreement, the Company sold 200,000 shares of common stock to Mr. Ivo Everss, Treasurer, for payment due in the amount of $20 (par value). Mr. Everss resigned from the positions of Treasurer and Director on March 26, 2008.

In addition, on December 10, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of January 25, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on June 3, 2008, and declared effective on June 18, 2008.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three months ended June 30, 2008 and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three months ended June 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of April 30, 2008, in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008 and December 31, 2007, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2008 and December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008 and December 31, 2007, and expenses for the period ended June 30, 2008 and December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to establish the Company as a distributor in Israel of a natural energy drink derived from coconut water..

During the period ended June 30, 2008 and December 31, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of June 30, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on June 3, 2008, and declared effective on June 18, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008 and December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On November 14, 2007, pursuant to the terms of a subscription agreement, the Company sold 2,700,000 shares of common stock to Mr. Zvi Pessahc Frank, President, for payment due in the amount of $270 (par value).

On November 19, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,100,000 shares of common stock to Mr. Moshe Nachum Bergshtein, Secretary Treasurer, for payment due in the amount of $110 (par value).

On November 20, 2007, pursuant to the terms of a subscription agreement, the Company sold 200,000 shares of common stock to Mr. Ivo Everss, Treasurer, for payment due in the amount of $20 (par value). Mr. Everss resigned from the positions of Treasurer and Director on March 26, 2008.

In addition, on December 10, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of January 25, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on June 3, 2008, and declared effective on June 18, 2008.

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008 and December 31, 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,662	$-
Change in valuation allowance	(8,662)	-
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2008 and December 31, 2007, as follows:

	2008	2007

Loss carryforwards	$8,662	$-
Less - Valuation allowance	(8,662)	-
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2008 and December 31, 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

As of June 30, 2008, the Company had approximately $37,661 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

5. Related Party Transactions

On November 14, 2007, pursuant to the terms of a subscription agreement, the Company sold 2,700,000 shares of common stock to Mr. Zvi Pessahc Frank, President, for payment due in the amount of $270 (par value).

On November 19, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,100,000 shares of common stock to Mr. Moshe Nachum Bergshtein, Secretary Treasurer, for payment due in the amount of $110 (par value).

On November 20, 2007, pursuant to the terms of a subscription agreement, the Company sold 200,000 shares of common stock to Mr. Ivo Everss, Treasurer, for payment due in the amount of $20 (par value). Mr. Everss resigned from the positions of Treasurer and Director on March 26, 2008.

6. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to: (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
  Disclosure of information about credit-risk-related contingent features; and
  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have commenced sales of our natural drink derived from coconut water to distributors and retailers in Israel. Accordingly, we must raise cash from sources other than our operations in order to implement our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

Our Corporate History

We were incorporated in the State of Delaware under the name Yoo Inc. on October 31, 2007. We are a development stage company and we have commenced only limited operations. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. Neither we, nor our officers, Directors, promoters, or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We plan to introduce coconut water to the energy drink market in Israel as a healthy alternative to the existing energy drinks being sold. We plan to target the health conscious consumer and promote the many health benefits associated with coconut water.

We do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenues in the future or that we will be able to secure the necessary funding to develop our business.

Plan of Operation

Over the course of the next twelve-month period we plan to work to develop a customer base for our coconut water product, branded as Yoo Juice, by marketing and selling Yoo Juice to bodega-type stores, food markets, grocery stores, bars and nightclubs, and fitness centers in Israel.

We intend package the product under the Yoo brand and/or under private labels belonging to retailers in Israel, such as Holmes Place, Ribua Kachol, Shufersal, AM/PM, Yellow, and Tivtaam.

We intend to work with several suppliers based in the United States, Brazil, Indonesia, or Thailand in order to acquire the best possible final cost for our coconut water product, taking into consideration the logistical fees associated with importing coconut water to Israel. We plan for product branding to be completed by our suppliers, so that only finished products will be shipped. We intend to purchase coconut water only from producers who comply with our requirements. Our plan is for inventory to be shipped directly to our customer base. If the demand for our product surpasses our supply arrangements, we will consider seeking additional producers of coconut water from which to purchase our requirements. As order quantities increase, we expect to have stronger bargaining leverage and better pricing.

We plan to develop our business as described above, and to market our natural coconut water energy drink under the brand name Yoo Juice.

Results of Operations

Revenues

We had no revenues for the period from October 31, 2007 (date of inception) through June 30, 2008.

Expenses

Our expenses for the three month period ended June 30, 2008 were $37,661 and since our inception were $37,661. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three month period ended June 30, 2008 was $37,661. During the period from October 31, 2007 (date of inception) through June 30, 2008, we incurred a net loss of $37,661. This loss consisted primarily of administrative expenses. Since inception, we have sold 5,600,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008, reflects assets of $31,261. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended June 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

      None.

Item 1A. Risk Factors.

      There have been no material changes from the risk factors disclosed in our S-1 filed on June 3, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on June 3, 2008, and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on June 3, 2008, and incorporated herein by reference.)

31.1	Certification of Zvi Pessahc Frank pursuant to Rule 13a-14(a).

31.2	Certification of Moshe Nachum Bergshtein pursuant to Rule 13a-14(a).

32.1	Certification of Zvi Pessahc Frank pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Moshe Nachum Bergshtein pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOO, INC.

	By:	/s/ Zvi Pessahc Frank
Zvi Pessahc Frank President and Director
Principal Executive Officer
Date August 7, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Zvi Pessahc Frank	President and Director	August 7, 2008
Zvi Pessahc Frank

/s/ Moshe Nachum Bergshtein	Chief Financial Officer and Director	August 7, 2008
Moshe Nachum Bergshtein