Form 10-Q/A
period 2008-06-30
YOO INC
filed 2008-08-19
CIK 1432140

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _____________

Commission File Number: 333-151381

YOO INC.
(Name of small business issuer as specified in its charter)

Delaware	36-4620445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45 Or Hachaim St.
Bnei Brak, Israel, 51527
_______________________________________________________________
_________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:           (011) (972)-3-977-0201

___________________

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
YES   X       NO ____

     The issuer had 6,000,000 shares of its common stock issued and outstanding as of August 6, 2008.

Explanatory Note

Yoo Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the period ended June 30, 2008, which was originally filed August 7, 2008, to revise the indication of the Company as a shell company. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q (which continues to speak as of the date thereof). Please read all of our filings with the Commission in conjunction with this Form 10Q/A.

PART II

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on December 19, 2007, and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on December 19, 2007, and incorporated herein by reference.)

31.1	Certification of Zvi Pessahc Frank pursuant to Rule 13a-14(a). (filed herewith)

31.2	Certification of Moshe Nachum Bergshtein pursuant to Rule 13a-14(a). (filed herewith)

32.1	Certification of Zvi Pessahc Frank pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Moshe Nachum Bergshtein pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOO, INC.

	By:	/s/ Zvi Pessahc Frank
Zvi Pessahc Frank President and Director
Principal Executive Officer

Date August 19, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Zvi Pessahc Frank	President and Director	August 19, 2008
Zvi Pessahc Frank

/s/ Moshe Nachum Bergshtein	Chief Financial Officer and Director	August 19, 2008
Moshe Nachum Bergshtein