Form 10-Q
period 2008-09-30
YOO INC
filed 2008-11-12
CIK 1432140

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

Commission File Number: 333-151381

YOO INC.
(Name of small business issuer as specified in its charter)

Delaware	36-4620445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45 Or Hachaim St.
Bnei Brak, Israel, 51527
_____________________________________________________________________

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:      (011) (972)-3-977-0201

_______________

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

     The issuer had 6,000,000 shares of its common stock issued and outstanding as of November 4, 2008.

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

PART I

Item 1. Financial Statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$11,706	$3,000

Total current assets	11,706	3,000

Total Assets	$11,706	$3,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$24,805	$-

Total current liabilities	24,805	-

Total liabilities	24,805	-

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 6,000,000 and 4,000,000 shares issued and outstanding respectively	600	400
Additional paid-in capital	49,800	-
Stock subscriptions receivable	(400)	(400)
Paid subscriptions	-	3,000
(Deficit) accumulated during development stage	(63,099)	-

Total stockholders' equity (deficit)	(13,099)	3,000

Total Liabilities and Stockholders' Equity (Deficit)	$11,706	$3,000

The accompanying notes to financial statements are an integral part of these statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND
CUMULATIVE FROM INCEPTION (OCTOBER 31, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	8,383	45,305	45,305
Consulting	16,940	16,940	16,940
Organization Costs	-	481	481
Bank Charges	115	373	373

Total general and administrative expenses	25,438	63,099	63,099

(Loss) from Operations	(25,438)	(63,099)	(63,099)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(25,438)	$(63,099)	$(63,099)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,000,000	5,773,285

The accompanying notes to financial statements are
an integral part of these statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND
CUMULATIVE FROM INCEPTION (OCTOBER 31, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months
	Ended	Cumulative
	September 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(63,099)	$(63,099)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net liabilities-	24,805	24,805
Accounts payable and accrued liabilites

Net Cash Used in Operating Activities	(38,294)	(38,294)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	47,000	50,000

Net Cash Provided by Financing Activities	47,000	50,000

Net (Decrease) Increase in Cash	8,706	11,706

Cash - Beginning of Period	3,000	-

Cash - End of Period	$11,706	$11,706

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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
SEPTEMBER 30, 2008
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

YOO Inc. (the “Company”) is a Delaware corporation in the development stage, and has commenced limited operations. The Company was incorporated under the laws of the State of Delaware on October 31, 2007. The proposed business plan of the Company is to establish the Company as a distributor in Israel of a natural energy drink derived from coconut water. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

The Company commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on June 3, 2008, and declared effective on June 18, 2008.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the nine months ended September 30, 2008 and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the nine months ended September 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of April 30, 2008, in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced full operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008 and December 31, 2007, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2008 and December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008 and December 31, 2007, and expenses for the period ended September 30, 2008 and December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has commenced limited operations. The business plan of the Company is to establish the Company as a distributor in Israel of a natural energy drink derived from coconut water.

During the period ended December 31, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of January 25, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008 and December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
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

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008 and December 31, 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$14,513	$-
Change in valuation allowance	(14,513)	-
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2008 and December 31, 2007, as follows:

	2008	2007

Loss carryforwards	$14,513	$-
Less - Valuation allowance	(14,513)	-
Total net deferred tax assets	$—	$—

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2008 and December 31, 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2008, the Company had approximately $63,099 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

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

6. Commitments and Contingencies

On July 21, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,000 and to issue 25,000 shares of the Company’s common stock to Island Stock Transfer. In addition, the Company agreed to pay transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000.

7.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

YOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to: (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest's attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

We intend to package the product under the Yoo brand and/or under private labels belonging to retailers in Israel, such as Holmes Place, Ribua Kachol, Shufersal, AM/PM, Yellow, and Tivtaam.

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

Results of Operations

Revenues

We had no revenues for the period from October 31, 2007 (date of inception) through September 30, 2008.

Expenses

Our expenses for the three month period ended September 30, 2008 were $25,438. Our expenses for the nine month period ended September 30, 2008 were $63,099 and since our inception were $63,099. These expenses were comprised primarily of general and administrative, consulting, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three month period ended September 30, 2008 was $25,438. Our net loss for the nine month period ended September 30, 2008 was $63,099. During the period from October 31, 2007 (date of inception) through September 30, 2008, we incurred a net loss of $63,099. This loss consisted primarily of administrative expenses. Since inception, we have sold 6,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects assets of $11,706. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date November 12, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Zvi Pessahc Frank	President and Director	November 12, 2008
Zvi Pessahc Frank

/s/ Moshe Nachum Bergshtein	Chief Financial Officer and Director	November 12, 2008
Moshe Nachum Bergshtein