Form 10-K
period 2008-12-31
IX ENERGY HOLDINGS, INC.
filed 2009-03-31
CIK 1432140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION   FILE NUMBER 333-142076

IX ENERGY HOLDINGS INC.
(Name of small business issuer in its charter)

Delaware	36-4620445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

711 Third Avenue, 12th Floor, New York, New York 10017
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (212) 682-5068

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a sale price of $0.025  per share which was the last sale price of the common stock as of June 30, 2008 was $50,000.

State issuer's revenues for its most recent fiscal year. $10,831,526

As of March 27, 2009, the issuer had 60,340,785 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Organizational History

IX Energy Holdings, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Delaware under the name Yoo Inc. on October 31, 2007.  Our initial business plan was to market and sell a natural energy drink derived from coconut water to distributors of soft drinks in Israel.

On December 30, 2008, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with IX Energy, Inc., a Delaware corporation (“IX Energy”), and IX Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Yoo Inc. (the “Acquisition Sub”).  Pursuant to the Merger Agreement, the Acquisition Sub merged with and into IX Energy and IX Energy became a wholly-owned subsidiary of Yoo Inc.  On January 13, 2009, the Company’s name was changed to IX Energy Holdings, Inc.  In connection with this reverse merger, we discontinued our former business and succeeded to the business of IX Energy as our sole line of business.  As a result, we are now engaged in the development and financing of solar power and other renewable energy solutions systems.

Overview

Since its inception, IX Energy’s operations have principally involved the integration and installation of solar power systems manufactured by third parties. However, in an effort to become a vertically integrated solar and renewable energy solutions company  that markets, designs, engineers, installs and finances solar  systems today, IX Energy, entered into an agreement with Federal Prison Industries, Inc. ("UNICOR") to manufacture solar modules, using components supplied by us that will be marketed primarily to federal military and civilian agencies.

As a turnkey solutions provided in the renewable energy sector IX Energy is developing integrated capabilities such as a solar integrated ground source system to deliver a closed loop solar-geothermal application for government, military and commercial customers.

Solar Solutions

A solar power system generally includes companies specializing in the following:

•
Silicon Refiners — companies that produce refined silicon, a material that has historically been used as the primary ingredient for solar panels. In light of the current shortage of silicon, it is possible that other materials may be used as the primary ingredient in the future.

•	Wafer and Cell Manufacturers — companies that manufacture the electricity generating solar cells.
•	Panel Manufacturers — companies that assemble solar cells into solar panels, generally laminating the cells between glass and plastic film, and attaching the wires and panel frame.
•	Distributors — companies that purchase from manufacturers and resell to designers/ integrators and other equipment resellers.
•	Designer/Installers — companies that sell products to end user customers.

IX Energy delivers solar power systems taking into account the customer's location, site conditions and energy needs. During the preliminary design phase, we conduct a site audit and building assessment for onsite generation feasibility and identify energy efficiency savings opportunities. We model a proposed system design based on variables including local weather patterns, utility rates and other relevant factors at the customer's location. We also identify necessary permits and design our systems to comply with applicable building codes and other regulations.

We offer general contracting services and employ project managers to oversee all aspects of system installation, including securing necessary permits and approvals. Subcontractors, typically electricians and roofers, usually provide the construction labor, tools and heavy equipment for solar system installation. We have also served as a subcontractor for Johnson Controls, Inc. ("Johnson Controls"), a heating, ventilating and air conditioning company, in connection with the installation of a roof mounted solar power system for one of its customers.

Our U.S. Government and Military Focus:

IX Energy is distinguished from other solar developers in that we have put in place a comprehensive partner and co-developer program to harness a variety of renewable energy solutions including energy efficiency, geothermal, wind, biomass and other applications that are important to a customer’s overall renewable energy strategy. By bringing financing solutions and federal contracting experience designed to meet the site and budget specifications of federal government agencies we uniquely combine our renewable energy expertise with federal government experience to deliver optimal solutions that set IX Energy apart.

We have the experience and background to solve the complex aspects of technology evaluation, economic impact, systems engineering, system integration, project execution, financing and more. We understand federal customers and can provide them with the systems and solutions they need to meet renewable energy requirements while reducing cost and their environmental impact.

Strategy

Our strategy is to leverage our foundation as a turnkey solar solutions provider to the U.S. government agencies, the U.S. military and commercial customers and government and deliver comprehensive energy conservation and renewable energy solutions through strategic partners, teaming agreements and direct integration of technologies into the IX Energy platform. As a vertically integrated solar solutions company with manufacturing capabilities, design and engineering expertise we already market, install and finance solar power systems and  are now positions to assist customers achieve their federally mandated renewable energy standards by integrated turnkey solutions.  Thus far we have  synchronized the three fundamental components of solar energy projects:

•	solar module design;
•	installation services; and
•	project financing.

UNICOR Sales and Marketing Agreement

In 2008 we entered into a five year sales and marketing agreement with UNICOR pursuant to which IX Energy provides sales and marketing for the UNICOR assembled solar panels at its facility in Otisville, New York and other UNICOR facilities that it may be deemed appropriate. The agreement grants us the right to market and sell to U.S. governmental customers any solar panels and related products assembled and manufactured under this agreement.

The UNICOR agreement provides for two different sales and marketing programs. Under the first program, UNICOR will assemble and produce solar panels and we will actively market to and solicit customers, prepare customer proposals and assist customers in obtaining project financing. The customers will pay us directly and we will pay UNICOR an amount equal to the cost of the solar cells plus a below-market fee for panel fabrication. We will notify UNICOR of all opportunities for pursuing contracts with federal government agencies. If UNICOR decides not to pursue or contract for a federal job, we may notify another manufacturer of the proposed project and pursue the federal job with that manufacturer.

Under the second program, we will act as a sales agent for UNICOR. UNICOR will identify potential customers to us and we will work with UNICOR to prepare customer proposals and aid customers in obtaining project financing. UNICOR will sell the products directly to the customers and pay us a service fee equal to 25% of the net earnings per project for projects that are under 5 megawatts. We will negotiate the service fees for projects that are over 5 megawatts on a project-by-project basis.

Installation

We utilized experienced general and electrical subcontractors to install solar panel projects. The subcontractors are responsible for obtaining licenses, carrying appropriate insurance and adhering to the local labor and payroll requirements.

Project Financing

Our customers will have a number of funding strategies for solar power projects depending on their size, cash flow and tax status. In particular, our customers may seek to qualify for power purchase agreements, or PPAs, to facilitate the financing of solar power projects. A PPA is a long-term agreement pursuant to which a financing provider, using its own source of funds, builds a solar energy facility on a customer's site and maintains and operates the facility for 15 years or longer. The financing provider owns the solar energy facility and sells the electricity to the customer. The financing provider, not IX Energy, will be eligible to receive any government subsidies and incentives that promote the use of solar power. At the end of the PPA term, the customer may elect to purchase the facility or renew the PPA.

Customers

As we commence the production of solar modules through our agreements with UNICOR, we expect to target federal civilian and military agencies and institutional commercial customers including large corporations, non-governmental organizations, universities and solar powered electric generating stations. We anticipate that the federal government will be a key customer as a result of government mandates that require federal agencies to improve their energy efficiency. Historically, however, we have principally designed and installed solar power systems for commercial and residential customers and public schools, both directly and as a subcontractor.

Federal Mandates

Federal agencies must meet energy management and renewable energy guidelines set forth in the Energy Policy Act of 2005 ("EPACT"), Executive Order 13423 "Strengthening Federal Environmental, Energy and Transportation Management" ("EO 13423") and related regulations. In particular, EPACT directs that the following percentages of an agency's energy consumption come from renewable energy sources:

•	3% or more in fiscal years 2007 through 2009
•	5% or more in fiscal years 2010 through 2012, and
•	7.5% or more by 2013.

EO 13423, on the other hand, orders federal agencies to improve energy efficiency and reduce greenhouse gas emissions by 3% annually through fiscal year 2015 or by 30% by fiscal year 2015, relative to their energy use and emissions in fiscal year 2003. EO 13423 also mandates that federal agencies use sustainable practices when purchasing products and services. Implementing instructions issued by the Department of Energy require that agencies give preference in their procurement and acquisition programs to energy produced from renewable sources. At least half of the renewable energy consumed by an agency must come from renewable power sources placed into service after January 1, 1999.

Industry

Electric power is used to operate businesses and industries, provides the power needed for homes and offices, and provides the power for our communications, entertainment, transportation and medical needs. As our energy supply and distribution mix changes, electricity is likely to be used more for local transportation (electric vehicles) and space/water heating needs. According to the Edison Electric Institute, the electric power industry in the U.S. is over $218 billion in size, and will continue to grow with our economy.

According to the U.S. Department of Energy, electricity is generated from the following: coal -51%, nuclear -21%, gas - 16%, hydro - 6%, and oil - 3%, with renewable energy contributing 3%. "Renewable Energy" typically refers to non-traditional energy sources, including solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

•
Limited Energy Supplies . The primary fuels that have supplied this industry, fossil fuels in the form of oil, coal and natural gas, are limited. Worldwide demand is increasing at a time that industry experts have concluded that supply is limited. Therefore, the increased demand will probably result in increased prices, making it more likely that long-term average costs for electricity will continue to increase.

•
Generation, Transmission and Distribution Infrastructure Costs . Historically, electricity has been generated in centralized power plants transmitted over high voltage lines, and distributed locally through lower voltage transmission lines and transformer equipment. As electricity needs increase, these systems will need to be expanded. Without further investments in this infrastructure, the likelihood of power shortages ("brownouts" and "blackouts") may increase.

•
Stability of Suppliers . Since many of the major countries who supply fossil fuel are located in unstable regions of the world, purchasing oil and natural gas from these countries may increase the risk of supply shortages and cost increases.

•
Environmental Concerns and Climate Change . Concerns about global warming and greenhouse gas emissions have resulted in the Kyoto Protocol, various states enacting stricter emissions control laws and utilities in several states being required to comply with renewable portfolio standards, which require the purchase of a certain amount of power from renewable sources.

Solar energy is the underlying energy source for renewable fuel sources, including biomass fuels and hydroelectric energy. By extracting energy directly from the sun and converting it into an immediately usable form, either as heat or electricity, intermediate steps are eliminated. We believe, in this sense, solar energy is one of the most direct and unlimited energy sources.

Solar energy can be converted into usable forms of energy either through the photovoltaic effect (generating electricity from photons) or by generating heat (solar thermal energy). Solar thermal systems include traditional domestic hot water collectors (DHW), swimming pool collectors, and high temperature thermal collectors (used to generate electricity in central generating systems). DHW thermal systems are typically distributed on rooftops so that they generate heat for the building on which they are situated. High temperature thermal collectors typically use concentrating mirror systems and are typically located in remote sites.

Anatomy of a Solar Power System

Solar power systems convert the energy in sunlight directly into electrical energy within solar cells based on the photovoltaic effect. Multiple solar cells, which produce direct current, or DC, power, are electrically interconnected into solar panels. A typical 180 watt solar panel may have 72 individual solar cells. Multiple solar panels are electrically wired together. The number of solar panels installed on a building are generally selected to meet that building's annual electrical usage, or selected to fill available unshaded roof or ground space. Solar panels are electrically wired to an inverter, which converts the power from DC to alternate current, or AC, and interconnects with the utility grid.

Solar Electric Cells . Solar electric cells convert light energy into electricity at the atomic level. The conversion efficiency of a solar electric cell is defined as the ratio of the sunlight energy that hits the cell divided by the electrical energy that is produced by the cell. By improving this efficiency, we believe solar electric energy becomes competitive with fossil fuel sources. The earliest solar electric devices converted about 1%-2% of sunlight energy into electric energy. Current solar electric devices convert 5%25% of light energy into electric energy (the overall efficiency for solar panels is lower than solar cells because of the panel frame and gaps between solar cells), and current mass produced panel systems are substantially less expensive than earlier systems. Effort in the industry is currently being directed towards the development of new solar cell technology to reduce per watt costs and increase area efficiencies.

Solar Panels . Solar electric panels are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although panels are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional panels.

Inverters . Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity.

Monitoring . There are two basic approaches to access information on the performance of a solar power system. One approach is to collect the solar power performance data locally from the inverter with a hard-wired connection and then transmit that data via the Internet to a centralized database. Data on the performance of a system can then be accessed from any device with a web browser, including personal computers and cell phones. As an alternative to web-based remote monitoring, most commercial inverters have a digital display on the inverter itself that shows performance data and can also display this data on a nearby personal computer with a hard-wired or wireless connection.

Net Metering . The owner of a grid-connected solar electric system may not only buy, but may also sell, electricity each month. This is because electricity generated by the solar electric system can be used on-site or fed through a meter into the utility grid. Utilities are required to buy power from owners of solar electric systems (and other independent producers of electricity) under the Public Utilities Regulatory Policy Act of 1978 (PURPA). For instance, California's net metering law provides that all utilities must allow customers with solar electric systems rated up to 1.5 megawatts to interconnect with the local utility grid and receive retail value for the electricity produced. When a home or business requires more electricity than the solar power array is generating (for example, in the evening), the need is automatically met by power from the utility grid. When a home or business requires less electricity than the solar electric system is generating, the excess is fed (or sold) back to the utility and the electric meter actually spins backwards. Used this way, the utility serves as a backup to the solar electric similar to the way in which batteries serve as a backup in stand-alone systems.

Solar Power Benefits

The direct conversion of light into energy offers the following benefits compared to conventional energy sources:

•
Economic — Once a solar power system is installed, the cost of generating electricity is fixed over the lifespan of the system. There are no risks that fuel prices will escalate or fuel shortages will develop. In addition, cash paybacks for systems range from 5 to 25 years, depending on the level of state and federal incentives, electric rates, annualized sun intensity and installation costs. Solar power systems at customer sites generally qualify for net metering to offset a customer's highest electric rate tiers, at the retail, as opposed to the wholesale, electric rate.

•
Convenience — Solar power systems can be installed on a wide range of sites, including small residential roofs, the ground, covered parking structures and large industrial buildings. Solar power systems also have few, if any, moving parts and are generally guaranteed to operate for 25 years resulting, we believe, in low maintenance and operating costs and reliability compared to other forms of power generation.

•
Environmental — We believe solar power systems are one of the most environmentally friendly ways of generating electricity. There are no harmful greenhouse gas emissions, no wasted water, no noise, no waste generation and no particulates. Such benefits continue for the life of the system.

•
Security — Producing solar power improves energy security both on an international level (by reducing fossil energy purchases from hostile countries) and a local level (by reducing power strains on local electrical transmission and distribution systems).

•
Infrastructure — Solar power systems can be installed at the site where the power is to be used, thereby reducing electrical transmission and distribution costs. Solar power systems installed and operating at customer sites may also save the cost of construction of additional energy infrastructure including power plants, transmission lines, distribution systems and operating costs.

We believe the volatility of fuel costs, environmental concerns and national energy security concerns make it likely that the demand for solar and renewable energy solutions will  grow geometrically given federal mandates, the recent stimulus package and. The federal government, and several states (primarily California and New Jersey), have put a variety of incentive programs in place that directly spur the installation of grid-tied solar power systems, so that customers will "purchase" their own power generating system rather than "renting" power from a local utility. These programs include:

•
Rebates — to customers (or to installers) to reduce the initial cost of the solar power system, generally based on the size of the system. California, New Jersey, New York, Connecticut and other states have rebates that can substantially reduce initial costs.

•
Tax Credits — federal and state income tax offsets, directly reducing ordinary income tax. New York and California currently offer state tax credits. There is currently a 10% federal tax credit up to $2,000 for residential systems, and a 30% federal tax credit (with no cap) for business systems.

•	Accelerated Depreciation — solar power systems installed for businesses (including applicable home offices) are generally eligible for accelerated depreciation.
•	Net Metering — provides a full retail credit for energy generated.
•
Feed-in Tariffs — are additional credits to consumers based on how much energy their solar power system generates. Feed-in Tariffs set at appropriate rates have been successfully used in Europe to accelerate growth.

•	Renewable Portfolio Standards — require utilities to deliver a certain percentage of power generated from renewable energy sources.
•	Renewable Energy Credits (RECs) — are additional credits provided to customers based on the amount of renewable energy they produce.
•
Solar Rights Acts — state laws to prevent unreasonable restrictions on solar power systems. California's Solar Rights Act has been updated several times in past years to make it easier for customers of all types and in all locations to install a solar power system.

According to PV News, California and New Jersey account for approximately 90% of the U.S. residential market. We believe this is largely attributable to the fact that they currently have the most attractive incentive programs. The California Solar Initiative provides $3.2 billion of incentives toward solar development over 11 years. In addition, recently approved regulations in New Jersey require solar photovoltaic power to provide 2% of New Jersey's electricity needs by 2020, requiring the installation of 1,500 megawatts of solar electric power. According to DSIRE (the Database of State Incentives for Renewable Energy) at least 18 other states also have incentive programs. We expect that such programs, as well as federal tax rebates and other incentives, will continue to drive growth in the solar power market for the near future.

Sales and Marketing

Historically, we have generated sales through the direct efforts of management and its preexisting relationships. However, as we expand the breadth of our operations, our sales and marketing program will entail our participation in industry trade shows, individual consultations with prospective customers, hiring additional sales personnel and direct marketing.

Competition

We face intense competition in the manufacture, design, marketing and installation of solar power systems. We believe that our principal competitors include SunPower Corporation, another vertically integrated solar products and services company, SunEdison LLC, an installer and integrator, and Evergreen Solar, Inc., United Solar Ovonic LLC, Schott Solar Inc. and Kyocera Corporation, solar panel and solar cell manufacturers. A significant number of our competitors are developing or currently producing products based on the more advanced photovoltaic technologies, including thin film solar module, amorphous silicon, string ribbon and nano technologies, which may eventually offer cost advantages over the crystalline polysilicon technologies currently used by us. However, we believe our solar systems will provide the following benefits compared with competitors' systems:

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;
•	superior systems design to meet customer needs and reduce cost;
•	superior channel breadth and delivery capability including turnkey systems; and
•
significant cost savings due to our vertically integrated structure that enables us to source our own high quality, low-cost solar cells directly from suppliers and avoid paying brokers' fees on the cells.

We also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. We believe solar power has certain advantages when compared to these other power generating technologies. We believe solar power offers a stable power price compared to utility network power, which typically increases as fossil fuel prices increase. In addition, solar power systems are deployed in many sizes and configurations and do not produce air, water and noise emissions. Most other distributed generation technologies create environmental impacts of some sort. However, due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger base of customers. In addition, many of our competitors have well-established relationships with our current and potential suppliers, manufacturing partners and customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can. Consolidation or strategic alliances among our competitors may strengthen these advantages and may provide them greater access to customers or new technologies. In addition to facing competition from other solar power system providers, our competitors may enter into strategic relationships with or be acquired by our customers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we compete for such funds, both directly and indirectly, with other renewable energy providers and with current and potential customers.

Environmental, Health and Safety Regulations

We are subject to a variety of federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. We are also subject to occupational health and safety regulations designed to protect worker health and safety from injuries and adverse health effects from exposure to hazardous chemicals and working conditions. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, or a cessation of operations. In addition, under some federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the U.S., EPACT enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later Net time metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Building Codes

We are required to obtain building permits and comply with local ordinances and building codes for each project, the cost of which is included in our estimated costs for each proposal.

Employees

As of March 30, 2009 we have 7 full time employees.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. As a startup, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by start-up companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with suppliers, customers or integral service providers on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

Although we recently raised an aggregate of $3.475 million in a private placement, our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management, especially Steven Hoffmann, our Chairman and Chief Executive Officer. The loss of Mr. Hoffmann, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Hoffmann left us, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. In connection with the Merger, we assumed an employment agreement with Mr. Hoffmann. However, there can be no assurance that the terms of this employment agreement will be sufficient to retain Mr. Hoffmann.

We may be unable to complete our development, manufacturing and commercialization plans, and the failure to do so will significantly harm our business plans, prospects, results of operations and financial condition.

Commercializing our planned solar modules and processes depends on a number of factors, including but not limited to:

•	further product and manufacturing process development;
•	development of certain critical tools;
•	completion, refinement and management of our supply chain;
•	completion, refinement, and management of our distribution channels;
•	demonstration of efficiencies that will make our products attractively priced; and
•	developing an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals.

We do not have any experience in carrying out any of the foregoing tasks, and, as such, we cannot assure investors that the strategies we intend to employ will enable us to support the large-scale manufacturing of commercially desirable solar modules.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

Our products have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

•	failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
•	competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;
•	failure to develop and maintain successful relationships with suppliers, distributors and strategic partners; and
•	customer acceptance of our products.

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.

We rely on trade secrets and our industry expertise and know how. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

Upon commencement of manufacturing with UNICOR, we will be dependent upon a limited number of third party suppliers, some of whom will be located in foreign countries, for key materials, and any disruption from such suppliers or fluctuations in foreign currency and exchange rates could prevent us from manufacturing and selling cost-effective products.

We anticipate manufacturing our products with UNICOR using materials and components procured from a limited number of third-party suppliers. If we fail to maintain our relationships with these suppliers, or fail to secure additional supply sources from other solar cell suppliers, UNICOR may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Any of these factors could prevent us from delivering our products to our customers within required timeframes, resulting in potential order cancellations and lost revenue. Further, we intend to purchase solar cells for our solar modules from suppliers located in foreign countries. We will therefore be subject to risks associated with fluctuations in foreign currency and exchange rates. As a result, we may not be able to manufacture our products with UNICOR at competitive prices and may not achieve our expected margins or cover our costs.

As our business plan contemplates the federal government becoming a principal customer of ours, any reduction in anticipated orders from the federal government could significantly reduce our sales and operating results.

Currently we anticipate selling our solar modules and integration services principally to agencies of the federal government. Should the federal government fail to materialize as a substantial customer or should the federal government cut back orders following commencement of sales, it could significantly reduce our revenues and harm our operating results. Our customer relationships with the federal government are in their infancy and we cannot guarantee investors that we will ultimately receive significant revenues from this customer over the long term. Any loss of business with the federal government will be particularly damaging unless we are able to diversify our customer base and substantially expand sales to other customers.

We recognize revenue on system installations on a "percentage of completion" basis and payments are due upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

We recognize revenue on our system installations on a "percentage of completion" basis and, as a result, our revenue from these installations is driven by the performance of our contractual obligations, which is generally driven by time-lines for the installation of our solar power systems at customer sites. This could result in unpredictability of revenue and, in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project time-lines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because we must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve milestones could adversely affect our business and results of operations.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage, and we have limited insurance coverage to protect against such claims.

Since our products are electricity-producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. As a planned manufacturer, distributor, and installer of products that will be used by consumers, we will face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. We are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments which could have a materially adverse effect on our financial results.

We sometimes act as the general contractor for our customers in connection with the installation of solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations

We sometimes act as the general contractor for our customers in connection with the installation of solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a projector otherwise increase our costs. Should miscalculations in planning a projector defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, most systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

Our business requires us to place our employees and technicians in our customers’ properties, which could give rise to claims against us.

If we are unsuccessful in our installation of products and provision of services to customers, we could damage or cause a material adverse change to their premises or property, which could give rise to claims against us. Any such claims could be material in dollar amount and/or could significantly damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and technicians in the homes and workplaces of others, including possible claims of errors and omissions based on the alleged actions of our personnel, including harassment, theft of client property, criminal activity and other claims.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers will have entered into agreements with third parties to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to purchase our solar power systems. For these types of projects, most of our customers will choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If financing companies are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

We are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the use, handling, generation, processing, storage, transportation and disposal of, or human exposure to, hazardous and toxic materials, the discharge of pollutants into the air and water, and occupational health and safety. We are also subject to environmental laws that allow regulatory authorities to compel, or seek reimbursement for, cleanup of environmental contamination at sites now or formerly owned or operated by us and at facilities where our waste is or has been disposed. We may incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. Also, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions or non-compliance may require expenditures that could have a material adverse effect on our business, results of operations and financial condition. Further, greenhouse gas emissions have increasingly become the subject of international, national, state and local attention. Although fixture regulations could potentially lead to an increased use of alternative energy, there can be no guarantee that such future regulations will encourage solar technology. Given our limited history of operations, it is difficult to predict future environmental expenses.

If we do not achieve satisfactory yields or quality in manufacturing our solar modules with UNICOR or if our suppliers furnish us with defective solar cells, our sales could decrease and our relationships with our customers and our reputation maybe harmed.

The success of our business depends upon our ability to incorporate high quality and yield solar cells into our products. We anticipate testing the quality and yield of our solar products and the solar cells that we incorporate into our solar products, and we intend to source our solar cells from manufacturers we believe are reputable. Nonetheless, our solar modules may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. In addition, we may not be able to fulfill our purchase orders if we purchase a large number of defective solar cells. The number of solar cells that we purchase at any time is based upon expected demand for our products and an assumed ratio of defective to non-defective solar cells. If this ratio is greater than expected, we may not have an adequate number of non-defective solar cells to allow us to fulfill our purchase orders on time. If we do not fulfill orders for our products because we have a shortage of non-defective solar cells or deliver modules with errors or defects, or if there is a perception that these solar cells or solar modules contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed.

We face risks associated with our anticipated international business.

We expect to establish, and to expand over time, international commercial operations and activities. Such international business operations will be subject to a variety of risks associated with conducting business internationally, including the following:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;
•	the imposition of tariffs;
•	economic or political instability in foreign countries;
•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	conducting business in places where business practices and customs are unfamiliar and unknown;
•	the imposition of restrictive trade policies;
•	the existence of inconsistent laws or regulations;
•	the imposition or increase of investment requirements and other restrictions or requirements by foreign governments;
•	uncertainties relating to foreign laws and legal proceedings;
•	fluctuations in foreign currency and exchange rates; and
•	compliance with a variety of federal laws, including the Foreign Corrupt Practices Act.

We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future.

Risks Relating to Our Industry

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and harm our operating results .

The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and our net sales specifically. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. A reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases in solar cells. Polysilicon is an essential raw material used in the production of solar cells. We expect that the average spot price of polysilicon will continue to increase in the near-term. Increases in polysilicon prices could increase the price we pay for solar cells, which could impact our manufacturing costs and our net income. Even with these price increases, demand for solar cells has increased, and many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near-term, which could lead to higher prices for, and reduced availability of, solar cells.

As polysilicon supply increases, the corresponding increase in the global supply of so/ar ce//s and panels may cause substantial downward pressure on the prices of our products, resulting in lower revenues and earnings.

The scarcity of polysilicon has resulted in the underutilization of solar panel manufacturing capacity at many of our competitors and potential competitors, particularly in China. As additional polysilicon becomes available, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop titan we anticipate, our revenues would not significantly increase and we would be unable to achieve or sustain profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;
•
fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by customers that tend to decrease when the United States or global economy slows;
•	continued deregulation of the electric power industry and broader energy industry; and
•	availability of government subsidies and incentives.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price fluctuation and technological change. We compete with major international and domestic companies. Some of our current and potential competitors have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.

Our business plan relies on sales of our solar power products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for solar power products. Some of our competitors own, partner with, have longer term or stronger relationships with solar cell providers that could result in them being able to obtain solar cells on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

Because our industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to weather a deterioration in market conditions due to increased competition.

Our industry is highly competitive and fragmented, subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar and heating, ventilating, and air conditioning, or HVAC, systems installers and servicers, electricians, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

•	the ability of our competitors to hire, retain and motivate qualified personnel;
•	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;
•	the price at which others offer comparable services and equipment;
•	the extent of our competitors’ responsiveness to customer needs; and
•	installation technology.

Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

We may be vulnerable to the efforts of electric utility companies lobbying to protect their revenue streams am/from competition from solar power systems.

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of solar power products and investment in the research and development of solar power technology. In addition, electricity generated by solar power systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities such as flat rate pricing, would require solar power systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favor electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost of electricity from other sources and their anticipated return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

Existing regulations and changes to such regulations concerning the electrical utility industry may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of~ or further investment in the research and development of; alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric gild or for having the capacity to use power from the electric ~id for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safely, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Risks Relating to Our Organization and Our Common Stock

As of the Merger, we became subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the Merger, we became subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of   the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Failure to cause a registration statement to become effective in a timely manner could materially adversely affect our company.

We have agreed,- at our expense, to prepare a registration statement covering the shares of our common stock sold in the Private Placement and to use our best efforts to file that registration statement with the SEC within 90 days of the final closing of the Private Placement or the date on which the Private Placement is terminated, whichever occurs later, and to use commercially reasonable efforts to obtain the effectiveness of such registration statement no later than 180 days after the final closing of the Private Placement or the date on which the Private Placement is terminated, whichever occurs later. There are many reasons, including those over which we have no control, which could delay the filing or effectiveness of the registration statement, including delays resulting from the SEC review process and comments raised by the SEC during that process. Our efforts to file the registration statement and have it declared effective could become extremely costly, and our failure to do so in a timely manner could require us to pay liquidated damages to investors in the Private Placement, either or both of which could materially adversely affect us.

Our stock price may be volatile

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the bands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Private Placement);
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Should trading of our common stock be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock maybe deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares in the Private Placement upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lockup periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our common stock issued to the current and former officers and directors of IX Energy in the Merger will be subject to a lock-up agreement prohibiting sales of such shares for a period of 15 months following the Merger. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. In addition, the shares of our common stock sold in the Private Placement and the shares underlying the warrants issued to the placement agents in connection with the Private Placement will be freely tradable upon the earlier of: (i)   effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act. We note that recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance.

We may apply the proceeds of the Private Placement to uses that ultimately do not improve our operating results or increase the price of our common stock.

We intend to use the net proceeds from the Private Placement for costs and expenses incurred in connection with the Private Placement and organizational matters, as well as for general working capital purposes and repayment of outstanding indebtedness. However, we do not have more specific plans for the net proceeds from the Private Placement and our management has broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not ultimately improve our operating results or otherwise increase the value of our common stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our   directors and executive officers own or control a significant percentage of our common stock. Immediately following the Merger and the Private Placement, our directors and executive officers and the nominees to serve on our board may be deemed beneficially to own an aggregate of approximately 10,653,854   shares of our common stock, representing 50.05% of the outstanding shares of our common stock. Additionally, these figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elector defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We lease approximately 600 square feet of office space in New York, New York for $5,715 per month on a month-to-month basis. This facility serves as our corporate headquarters.

We believe that our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities. In the opinion of the management, our property is adequately covered by insurance.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be involved in claims arising in the ordinary course of business. No legal proceedings are currently pending or, to our knowledge, threatened against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on September 5, 2008 under the symbol “YOOO”.  During the year ended December 31, 2008, there was no trading activity.  On January 27, 2009, following our name change to IX Energy Holdings, Inc., our common stock began trading under the symbol “IXEH”.  The following table sets forth the quarterly high and low bid information for our common stock for  the interim period through March 27, 2009.

	High Bid	Low Bid
Year Ended December 31, 2008

First Quarter (through March 27, 2009)	$1.50	$0.05

As of March 27, 2009, we had 60,340,785 shares of common stock issued and outstanding and approximately 90 stockholders of record of our common stock.

Dividend Policy

As of the date of hereof, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

Equity Compensation Plan Information

As of December 31, 2008, the Company had no compensation plans under which equity securities were authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2008, we accepted subscriptions for a total of 27.5 Units in the Private Placement or gross proceeds of $2,750,000, consisting of an aggregate of 6,875,000 shares of the our common stock, par value $.0001 per share, and three-year Warrants to purchase an aggregate of 6,875,000 shares of common stock at an exercise price of $0.50 per share for a purchase price of $100,000 per Unit pursuant to the terms of a Confidential Private Offering Memorandum, dated August 22, 2008, as supplemented.

The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation ID (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

We agreed to pay the placement agents commissions of 8% of the aggregate purchase price of units sold to investors in the Private Placement.  In addition, certain placement agents also received three-year warrants to purchase such number of shares of common stock equal to 4% of the common stock on which the cash fee is payable, at an exercise price of $0.50 per share.

On February 25, 2009, we accepted subscriptions for a total of 7.25 Units or gross proceeds of $725,000, consisting of an aggregate of 1,812,500 shares of the Company’s common stock, par value $.0001 per share, and three-year Warrants to purchase an aggregate of 1,812,500 shares of common stock at an exercise price of $0.50 per share for a purchase price of $100,000 per Unit pursuant to the terms of a Confidential Private Offering Memorandum, dated August 22, 2008, as supplemented.

The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

We agreed to pay the placement agents commissions of 8% of the aggregate purchase price of units sold to investors in the private placement.  In addition, certain placement agents also received three-year warrants to purchase such number of shares of common stock equal to 8% of the common stock sold to the investors in the private placement, at an exercise price of $0.50 per share.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Recent Events

Prior to December 30, 2008, we were a development stage company that sought to market and sell a natural energy drink derived from coconut water to distributors of soft drinks in Israel.  On December 30, 2008, we completed a reverse merger, pursuant to which we merged with and into a private company, IX Energy, with IX Energy being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of IX Energy as our sole line of business. Since IX Energy acquired a controlling voting interest, it was deemed the accounting acquirer, while we were deemed the legal acquirer. The historical financial statements of the Company are those of IX Energy and of the consolidated entities from the date of merger and subsequent.

Overview

IX Energy was incorporated in the State of Delaware on March 3, 2006 for the purpose of designing, selling and installing high-performance solar electric power technologies. Historically, our operations have principally involved the integration and installation of solar power systems manufactured by third parties. However, in an effort to become a vertically integrated solar products and services company that manufactures, designs, markets and installs its own solar power systems, we have recently entered into an agreement to manufacture solar modules that will be marketed primarily to federal military and civilian agencies.

Year Ended December 31, 2008 Compared to the year ended December 31, 2007.

Revenues . During the year ended December 31, 2008, we recorded revenues of approximately $10,832,000 as compared to revenue of approximately $186,000 for the year ended December 31, 2007. Approximately $10,612,000 of the increase in revenues was primarily due to the fulfillment of our UNICOR Government Agreement and sales to one commercial customer to supply solar panels.  In 2007 we did not have any sales of solar panels. The remaining increase of approximately $34,000 is related to our construction in progress contracts as we completed more projects in 2008 compared to 2007.

Cost of Sales . During the year ended December 31, 2008, we recorded cost of sales of approximately $10,399,000 as compared to cost of sales of approximately $261,000 for the year ended December 31, 2007. $10,235,000 approximately of this increase was related to the sale of solar panels. The remaining decrease of $97,000 approximately of cost of sales is related to our completion and ongoing construction in progress contracts.

Our margin on the resale of solar panels was approximately 4% for 2008. We expect our margins to increase significantly going forward as we now have a more stable arrangement with our suppliers.

Our margin on our construction in progress contracts for 2008 was approximately 25% as compared to a negative margin in 2007. We believe that our margin in 2008 is representative of our contracts going forward.

Operating Expenses . During the year ended December 31, 2008, we recorded operating expenses of approximately $1,567,000, as compared to operating expenses of $26,000 approximately for the year ended December 31, 2007, representing an increase of $1,541,000 approximately. This increase in operating expenses was primarily due to increased hiring in 2008 for our management and administrative team, legal and accounting expenses related to the reverse merger of our company into a public shell.

Loss from Operations . During the year ended December 31, 2008, we recorded an operating loss of approximately $1,135,000, as compared to an operating loss of approximately $101,000 for the year ended December 31, 2007, representing an increase of approximately $1,034,000. This increase in loss from operations was primarily due to increased operation expenses by $1,541,000 approximately that was partially offset by our gross profit.

Provision for Income Taxes . We did not recognize any provisions for income taxes during the year ended December 31, 2008 and the year ended December 31, 2007 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

Liquidity and Capital Resources

We have historically met our liquidity requirements from a variety of sources, including the sale of equity and debt securities to related parties and institutional investors. Based on our strategy and the anticipated growth in our business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, including building out our management team, the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business.

Although we recently raised an aggregate of $3.475 million in a private placement, our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Cash and Cash Equivalents. As of December 31, 2008, we had cash and cash equivalents of approximately $4,737,000, as compared to cash and cash equivalents of approximately $176,000 as of December 31, 2007.

Net Cash Provided By Operating Activities. Net cash provided by operating activities totaled approximately $2,116,000 for the year ended December 31, 2008, as compared to cash used of approximately $221,000 for the year ended December 31, 2007. This increase was primarily due to issuance of common stock for services of approximately $153,000, accounts payable and accrued expenses of approximately $518,000, cost and estimated earnings in excess of billings on uncompleted contracts of approximately $50,000, an increase in accrued interest payable to related party of $76,000 approximately and an increase in deferred revenue of approximately $2,684,000. The increase in net cash provided by operating activities was partially offset by our net loss of approximately $1,357,000, estimated losses on uncompleted contracts of $20,000 approximately, accounts receivable of approximately $2,000 and deposits for the purchase of equipment and materials in the amount of $4,000. For the year ended December 31, 2007, our net cash used in operating activities was comprised of primarily net loss of approximately $102,000, accounts receivable of approximately $82,000 and cost in excess of billings of approximately $57,000 on uncompleted contracts. This was partially offset by estimated losses in excess of billings on uncompleted contracts of approximately $20,000.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $1,371,000 approximately during the year ended December 31, 2008, as compared to net cash used in investing activities of $35,000 approximately during the year ended December 31, 2007. Cash used in investing activities during the year ended December 31, 2008 was primarily comprised of forgiveness of debt that was due from a related party of approximately $44,000 and the purchase of property and equipment for approximately $1,334,000.  For the year ended December 31, 2007, our net cash used in investing activities was comprised of $35,000 approximately for the forgiveness of debt that was due from a related party.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled approximately $3,816,000 during the year ended December 31, 2008, as compared to net cash provided by financing activities of approximately $433,000 during the year ended December 31, 2007. The proceeds for 2008 were derived from the issuance of promissory notes to a related party and proceeds from a bridge loan totaling approximately $1,438,000 that was partially offset by our repayment of $250,000 of these notes.  In addition, we raised $2,750,000 in a private placement and paid approximately $123,000 in expenses related to the private placement. For the year ended December 31, 2007, our cash provided by financing activities was comprised of proceeds from the sale of common stock to a related party for approximately $248,000. In addition, we received proceeds from notes totaling $235,000 that was partially offset by our repayment of $50,000 of these notes.

Critical Accounting Policies and Estimates
b
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are disclosed throughout this section where such policies affect our reported and expected financial results. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates for the year ended December 31, 2008 and 2007 included management’s estimate for recording costs and estimated earnings in excess of billings, estimating the loss on uncompleted contracts in the period when known, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents. For the purpose of reporting cash flows, we consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and 2007, the balance exceeded the federally insured limit by $4,249,256 and $76,160, respectively.

Accounts Receivable. Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of December 31, 2008 and 2007 no allowance was required.

At both December 31, 2008 and 2007, the Company had a concentration of accounts receivable from one customer totaling 100%.  For the year ended December 31, 2008, the Company had a concentration of sales with two customers totaling 46% and 43%, respectively.  For the year ended December 31, 2007, the Company had a concentration of sales with two customers totaling 75% and 25%.

Revenue Recognition. We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104") for revenue recognition and we record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered and installed, (3) the sales price to the customer is fixed or determinable and (4) collectability of the related customer receivable is reasonably assured. We have two methods of revenue recognition. For our construction contracts, we record revenues based upon the use of the percentage of completion method. For certain energy products that we resell to third parties, we record revenue based upon the shipment date.

Share-Based Compensation. We follow Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. We have used the Black-Scholes option pricing model to estimate grant date fair value for all option grants.  The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

Income Taxes. Significant management judgment is required in developing the provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Our management evaluates our ability to realize our deferred tax assets on a quarterly basis and adjusts our valuation allowance when we believe that it is more likely than not that the asset will not be realized. We follow SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. We adopted FIN 48 on January 1, 2007 as required, and determined that the adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations.  At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 22, 2009, the board of directors of IX Energy Holdings, Inc. (the “Company”) dismissed Weinberg & Associates LLC (“Weinberg”) as the Company’s independent registered public accounting firm.

During the fiscal year ended December 31, 2007, and any subsequent period through January 29, 2009, (i) there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in its reports on the Company's financial statements, and (ii) Except as described below, Weinberg’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. Weinberg’s audit report for the year ended December 31, 2007 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the fiscal year ended December 31, 2007 and through January 29, 2009, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On January 29, 2009, the Company provided Weinberg with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that Weinberg furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated January 29, 2009, is filed as Exhibit 16.1 (which is incorporated by reference herein) to this Current Report on Form 8-K.

On January 22, 2009, the Company engaged Berman & Company, P.A. (“Berman”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 22, 2009.

During the year ended December 31, 2007 and any subsequent period through January 22, 2009, the Company did not consult with Berman regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our President,  Chief Financial Officer  and  Secretary,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  President,  Chief Financial Officer and Secretary  concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC's rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Management's  Annual Report on Internal  Control over Financial  Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)  under the Exchange  Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable  assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the COSO framework, an integrated  framework for the evaluation of internal controls issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management's report in this annual report.

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 30, 2009. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Steven Hoffmann	33	Chief Executive Officer, Chief Financial Officer and Director
Karen Morgan	48	President
Robert Lynch, Jr.	76	Director

Executive Biographies

Steven Hoffmann, Chief Executive Officer, Chief Financial Officer and Director. Steven   Hoffmann was appointed as our Chief Executive Officer, Chief Financial Officer and as a director on December 30, 2008.  He founded IX Energy in 2006 and has served as its Chief Executive Officer and Chairman since inception. He has served as IX Energy’s Chief Financial Officer since November 2008. From 2004 until 2006, Mr. Hoffmann served as the east coast regional sales manager of Solar Integrated Technologies, Inc., a designer, manufacturer, marketer and installer of solar roofing and power generation systems. From 2002 until 2004, Mr. Hoffmann was a sales manager with Turtle & Hughes Inc., a distributor of electrical and industrial equipment. Additionally, Mr. Hoffmann’s family has been a leading provider of institutional steam power and heating generation systems for primarily East Coast companies and institutions for the last thirty years. Mr. Hoffmann has had ten years experience with the institutional production, manufacturing, marketing and sales of these systems.

Karen Morgan, President. Karen Morgan was appointed as President of the Company on February 9, 2009.  Prior to joining the Company, Ms. Morgan served as President of Envision Solar International, Inc. from October 2007 through December 2008.  In addition, Ms. Morgan was a founding member of Generating Assets, LLC, a solar project finance company established in September 2006.  She was a member of Generating Assets from September 2006 through October 2007.  She also served as a managing member of GlobalNet Partners, an international advisory and consulting firm from 2000 through 2006. While at GlobalNet, Ms. Morgan led its energy solutions subsidiary which focused on energy efficiency and renewable energy solutions.

Robert Lynch, Jr., Director.  Robert Lynch was appointed to our board of directors on February 5, 2009.  Mr. Lynch served as a Director of IX Energy, Inc. from May 2007 through December 2008. Mr. Lynch has been President of American & Foreign Enterprises, Inc. (“AFE”), an investment firm, for the last 20 years. Among its many enterprises, AFE is partnered with Hochtief AG and has worked with international investment banks including Goldman Sachs & Co., BV Bank of Munich and Citibank. Mr. Lynch is 76 years old.  Mr. Lynch has been a director of many public companies in various industries, including AMASYS, Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company. Mr. Lynch currently serves as a director of Comtex News Network, Inc., a leading provider of business-related electronic real time news, content and SmarTrend® market products.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

We do not have a separately designated standing audit committee.

Code of Ethics

We have not adopted a formal Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Hoffmann,	2008	0	0	0	0	0	0	0	0
CEO,	2007	0	0	0	0	0	0	0	0
CFO and Director (1)	2006	0	0	0	0	0	0	0	0

Roland J. Bopp,	2008	0	0	0	0	0	0	0	0
President,	2007	0	0	0	0	0	0	0	0
COO (2)	2006	0	0	0	0	0	0	0	0

Zvi Pessahc Frank	2008	0	0	0	0	0	0	0	0
President (3)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

(1)	Mr. Hoffmann was appointed as our Chief Executive Officer, Chief Financial Officer and as a Director on December 30, 2008.
(2)	Mr. Bopp was appointed as our President on December 30, 2008. Effective January 31, 2009, Mr. Bopp is no longer serving as the Company’s President and Chief Operating Officer.
(3)	Mr. Frank resigned as the Company’s President effective December 30, 2008.

Employment Agreements with Executive Officers

On May 1, 2008, the Company’s now wholly-owned subsidiary, IX Energy, Inc. entered into an employment agreement with Steven Hoffmann, pursuant  to which Mr. Hoffmann agreed to serve as Chief Executive Officer of IX Energy, Inc.  Mr. Hoffmann’s employment agreement is for a term of 2 years.  Pursuant to his employment agreement, Mr. Hoffmann is entitled to an annual base salary of $225,000.  In addition, Mr. Hoffmann was entitled to receive compensation of $80,000 as a bonus and expenses for 2008 upon the Company’s sale of debt and/or equity securities in one or more transactions that result in gross proceeds to the Company of at least $2.5 million.  Mr. Hoffmann is also entitled to an annual bonus in an amount to be determined by the Company’s compensation committee or by the independent members of the Company’s board of directors, if no such committee exists.  Pursuant to his employment agreement, Mr. Hoffmann is also eligible to participate in incentive, saving, retirement and other welfare benefit plans of the Company.  In addition, Mr. Hoffmann is entitled to receive a multi-year grant of non-qualified stock options in an amount equal to 6% of the total common shares of the Company following the reverse merger, vesting at a rate of 1/3 per year commencing on May 1, 2008.

On February 12, 2009, the Company entered into an employment agreement with Karen Morgan, pursuant to which Ms. Morgan agreed to serve as the Company’s President.  Ms. Morgan’s employment agreement is for a term of 3 years.  Pursuant to her employment agreement, Ms. Morgan is entitled to an annual base salary of $200,000.  Ms. Morgan also received a sign-on bonus of $25,000. The Company issued 50,000 shares of common stock, having a fair value of $75,000 ($1.50/share) based on the closing price on that day. Ms. Morgan will earn 100,000 shares of common stock 120 days from the employment date.  Ms. Morgan is also eligible for an annual bonus in an amount of up to 100% of her annual base salary.  The Chief Executive Officer of the Company shall recommend such bonus amount to the Company’s compensation committee, or by the independent members of the Company’s board of directors, if no such committee exists, for approval.  Pursuant to her employment agreement, Ms. Morgan may also be eligible for additional performance bonuses for transactions relating to business growth and capital raising efforts.  Requests for such bonus amounts shall be submitted to the Chief Executive Officer for submission to the Company’s compensation committee or its independent directors, if no such committee exists, for approval.  Ms. Morgan is also entitled to reimbursement for all reasonable and ordinary and necessary travel and entertainment expenses.  She is also entitled to be reimbursed for travel in her own personal vehicle and use of a vehicle of the Company for any business related travel.  Pursuant to her employment agreement, Ms. Morgan is also eligible to participate in incentive, saving, retirement and other welfare benefit plans of the Company.  In addition, Ms. Morgan is entitled to receive options to purchase an aggregate of 2,500,000 shares of the Company’s common stock, vesting quarterly for a term of 10 years.  Under the terms of the Plan, these stock options are subject to board approval, which is expected during the second quarter of 2009. Ms. Morgan is also eligible to receive grants or awards under the Company’s 2009 Incentive Stock Plan as the compensation committee or the Company’s independent directors, if such committee does not exist, may from time to time determine.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

During the year ended  December 31, 2008, there were no grants of options to purchase shares of common stock of the Company.

Director Compensation

The directors of the Company did not receive any compensation during the fiscal year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 27, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:
Steven Hoffmann (3)	21,901,705 (6)	35.69%
Karen Morgan (4)	0 (8)	*
Robert Lynch, Jr.(5)	0	*
All Executive Officers and Directors as a Group (3 persons)	21,901,705	35.69%

Beneficial owners of more than 5%
Scott Schlesinger 218 Hudson Street Hoboken, NJ 07030	8,410,409	13.70%
Robert Prag 3455 El Amigo Road Del Mar, CA 92014	5,179,063	8.44%
Barry Honig 595 S Federal Hwy Ste 600 Boca Raton, FL 33432-5542	3,655,812 (7)	5.96%
Semper Gastion S.A 5, rue Pedro-Meylan Geneva, Switzerland 1208	3,250,000	5.30%

* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o IX Energy Holdings, Inc., 711 Third Ave., New York, NY 10017
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)	Mr. Hoffmann was appointed as our Chief Executive Officer, Chief Financial Officer and as a director on December 30, 2008.
(4)	Ms. Morgan was appointed as President of the Company on February 9, 2009.
(5)	Mr. Lynch was appointed as a Director of the Company on February 5, 2009.
(6)	Includes (i) 20,868,639 shares of common stock and (ii) options to purchase 1,033,066 shares of common stock.
(7)	Includes (i) 1,015,495 shares held by Mr. Honig and (ii) 2,640,317 shares held by GRQ Consultants Inc. 401(k), an entity over which Mr. Honig has voting and dispositive control.
(8)	Ms. Morgan's options to purchase 2,500,000 shares of common stock have not yet been approved by the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Determination of Independence

Our board of directors has determined that Robert Lynch, Jr. cannot be deemed “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as he received compensation for consulting services for the year ended December 31, 2008 and that Steven Hoffmann cannot be deemed “independent” in light of his employment as our Chief Executive Officer and Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $75,478 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively. These fees related to the preparation of federal income and state franchise tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors  may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1
Agreement of Merger and Plan of Reorganization, dated as of December 30, 2008, by and among IX Energy Holdings, Inc., IX Acquisition Corp. and IX Energy, Inc (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

3.1	Amended and Restated By-laws (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.2	Form of Warrant (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.3	Form of Placement Agent Warrant (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.4	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.5	Form of Management Lock-Up Agreement (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.7	Form of Directors and Officers Indemnification Agreement
10.8	Employment Agreement, dated May 1, 2008, by and between IX Energy, Inc. and Steven Hoffmann (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.9	Employment Agreement, dated August 1, 2008, by and between IX Energy, Inc. and Roland . Bopp. (To be filed by Amendment)
10.10	Stock Purchase Agreement, dated as of August, 2008 among IX Energy Holdings, Inc. and the Buyers set forth therein. (To be filed by Amendment to the Registrant's Form 8-K filed on January 6, 2009)
10.11	Securities Purchase Agreement, dated as of July 1,2008, between IX Energy, Inc. and each purchaser of 5% Promissory Notes of IX Energy, Inc.
10.12	Form of 5% Promissory Notes of IX Energy, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.13	Promissory Note issued to Scott Schlesinger, dated November 1, 2007 (To be filed by Amendment to the Registrant's Form 8-K filed on January 6, 2009)
10.14
Promissory Note, dated November 1, 2007, issued by IX Energy, Inc. to Scott Schlesinger in the principal sum of $3,000 (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

10.15
Promissory Note, dated December 30, 2007, issued by IX Energy, Inc. to Scott Schlesinger in the principal sum of $110,000(Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

10.16
Promissory Note, dated December 30, 2007, issued by IX Energy, Inc. to Scott Schlesinger in the principal sum of $110,000(Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

10.17
Promissory Note, dated July 21, 2008, issued by IX Energy, Inc. to IX Energy Investment, LLC in   the principal sum of $900,000 (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

10.18	Teaming Agreement, dated February 14, 2008, between Federal Prison Industries, Inc. and IX Energy(Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.19	Solar Panel Manufacture Agreement, dated June 19, 2008, between Federal Prison Industries, Inc. and IX Energy, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.20	OEM Supply Agreement, dated June 24, 2008, between Tynsolar Corporation and IX Energy, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IX ENERGY HOLDINGS INC.

March 31, 2009	By:	/s/ Steven Hoffmann
Steven Hoffmann Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven Hoffmann	Chief Executive Officer, Chief Financial Officer and	March 31, 2009
Steven Hoffmann	Director

/s/ Robert Lynch, Jr.	Director	March 31, 2009
Robert Lynch, Jr.

IX ENERGY HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2008 (Consolidated) and 2007	F-2

Statements of Operations For the Years Ended December 31, 2008 (Consolidated) and 2007	F-3

Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2008 (Consolidated) and 2007	F-4

Statements of Cash Flows For the Years Ended December 31, 2008 (Consolidated) and 2007	F-5

Notes to Financial Statements For the Years Ended December 31, 2008 (Consolidated) and 2007	F-6 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
IX Energy Holdings, Inc.

We have audited the accompanying balance sheets of IX Energy Holdings, Inc. and Subsidiaries as of December 31, 2008 (consolidated) and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IX Energy Holdings, Inc. and Subsidiaries as of December 31, 2008 (consolidated) and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.
Boca Raton, Florida
March 20, 2009

IX Energy Holdings, Inc. and Subsidiary
Balance Sheets
December 31, 2008 (Consolidated) and 2007

	2008	2007

Assets

Assets
Cash and cash equivalents	$4,736,812	$176,160
Accounts receivable (including retainage of $0 and $8,210 in 2008 and 2007)	84,420	82,100
Costs and estimated earnings in excess of billings on uncompleted contracts	6,974	57,340
Deposits	4,000	-
Total Current Assets	4,832,206	315,600

Property and equipment, net of accumulated depreciation of $2,505 and $0 in 2008 and 2007	1,331,787	-

Debt issue costs, net of accumulated amortization of $3,893 and $0 in 2008 and 2007	4,170	-

Total Assets	$6,168,163	$315,600

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued expenses	$525,994	$-
Notes payable - related party	873,000	184,748
Notes payable - other	500,000	-
Accrued interest payable - related party	76,217	61
Accrued interest payable - other	12,071	-
Deferred revenue	2,683,833	-
Estimated losses on uncompleted contracts	-	20,172
Total Current Liabilities	4,671,115	204,981

Stockholders’ Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized,
58,528,285 and 41,635,688 shares issued and outstanding	5,853	4,164
Additional paid in capital	2,962,960	220,728
Accumulated deficit	(1,471,765)	(114,273)
Total Stockholders’ Equity	1,497,048	110,619

Total Liabilities and Stockholders’ Equity	$6,168,163	$315,600

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Operations
For the Years Ended December 31, 2008 (Consolidated) and 2007

	2008	2007

Revenues - solar panels	$10,612,270	$-
Revenues - construction contracts	219,256	185,940
Total revenues	10,831,526	185,940

Cost of revenues - solar panels	10,235,171	-
Cost of revenues - construction contracts	164,279	260,740
Total cost of revenues	10,399,450	260,740

Gross profit (loss)	432,076	(74,800)

Operating expenses
General and administrative	1,567,352	25,897
Total operating expenses	1,567,352	25,897

Loss from operations	(1,135,276)	(100,697)

Other income (expense)
Interest income	42,348	-
Interest expense	(107,743)	(1,576)
Transaction loss	(35,875)	-
Letter of credit fee - stockholders	(120,946)	-
Total other expense - net	(222,216)	(1,576)

Net loss	$(1,357,492)	$(102,273)

Net Loss per Share - Basic and Diluted	$(0.03)	$-

Weighted Average Number of Shares Outstanding
During the Year - Basic and Diluted	43,911,325	37,141,315

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 (Consolidated) and 2007

					Total
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, December 31, 2006	33,308,550	$3,331	$8,669	$(12,000)	$-

Common stock issued for cash ($0.08/share)	8,327,138	833	247,107	-	247,940

Forgiveness of amounts due from affiliate	-	-	(35,048)	-	(35,048)

Net loss for the year ended December 31, 2007	-	-	-	(102,273)	(102,273)

Balance, December 31, 2007	41,635,688	4,164	220,728	(114,273)	110,619

Common stock issued for loan fee - stockholders ($0.03/share)	4,332,818	433	128,576	-	129,009

Common stock issued for consulting services - related parties ($0.17/share)	144,201	14	24,965	-	24,979

Common stock issued for officer's compensation ($0.16/share)	40,578	4	6,663	-	6,667

Forgiveness of amounts due from affiliate	-	-	(44,325)	-	(44,325)

Deemed issuance in recapitalization	5,500,000	550	(424)	-	126

Common stock issued for cash in private placement ($0.40/share)	6,875,000	688	2,749,312	-	2,750,000

Cash paid as direct offering costs	-	-	(122,535)	-	(122,535)

Net loss for the year ended December 31, 2008	-	-	-	(1,357,492)	(1,357,492)

Balance, December 31, 2008	58,528,285	$5,853	$2,962,960	$(1,471,765)	$1,497,048

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Cash Flows
For the Years Ended December 31, 2008 (Consolidated) and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,357,492)	$(102,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for loan fee - stockholders	120,946	-
Common stock issued for consulting services - related parties	24,979	-
Common stock issued for officer's compensation	6,667	-
Depreciation	2,505	-
Amortization of debt issue costs	3,893	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(2,320)	(82,100)
Cost & estimated earnings in excess of billings on uncompleted contracts	50,366	(57,340)
Deposits	(4,000)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	518,361	-
Accrued interest payable - related party	76,156	61
Accrued interest payable - other	12,071	-
Estimated losses on uncompleted contracts	(20,172)	20,172
Deferred revenue	2,683,833	-
Net Cash Provided by (Used in) Operating Activities	2,115,793	(221,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	7,759	-
Due from affiliate	(44,325)	(35,048)
Purchase of property and equipment	(1,334,292)	-
Net Cash Used in Investing Activities	(1,370,858)	(35,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made to related party	-	(50,000)
Advances repaid by related party	-	50,000
Proceeds from issuance of notes payable - related party	938,252	184,748
Proceeds from issuance of notes payable - other	500,000	-
Repayment of notes payable - related party	(250,000)	-
Proceeds from issuance of common stock - related party	-	247,940
Proceeds from common stock issued for cash in private placement	2,750,000	-
Cash paid as direct offering costs	(122,535)	-
Net Cash Provided By Financing Activities	3,815,717	432,688

Net Increase in Cash and Cash Equivalents	4,560,652	176,160

Cash and Cash Equivalents - Beginning of Year	176,160	-

Cash and Cash Equivalents - End of Year	$4,736,812	$176,160

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$15,622	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Forgiveness of amounts due from affiliate	$44,325	$35,048
Stock issued as debt issue costs	$8,063	$-

See accompanying notes to financial statements

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Note 1 - Basis of Presentation

On December 30, 2008, the Company executed a reverse acquisition with a public shell company (See Note 9).  The accompanying financial statements are consolidated for the year ended December 31, 2008 due to the reverse acquisition and recapitalization.  The financial statements for the year ended December 31, 2007, consist solely of IX Energy, Inc., the accounting acquirer.

Note 2 - Organization, Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

IX Energy Holdings, Inc.  (“IX Energy” or the “Company”) was incorporated on March 3, 2006 under the laws of the State of Delaware. The Company is a renewable energy company primarily focused on solar power project development and integration.  In an effort to become a vertically integrated solar products and services company that designs, markets and installs its own solar power systems, the Company plans to design solar modules that will be marketed primarily to federal military and civilian agencies.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates included management’s estimate for recording costs and estimated earnings in excess of billings, estimating the loss on uncompleted contracts in the period when known, depreciable lives of property, valuation of warrants and stock options granted for services or compensation pursuant to EITF No. 96-18 and SFAS No. 123R, estimates of the probability and potential magnitude of contingent liabilities, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change, and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and 2007, the balance exceeded the federally insured limit by $4,249,256 and $76,160, respectively.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Accounts receivable and concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of December 31, 2008 and 2007, respectively, no allowance was required.

At December 31, 2008 and 2007, respectively, the Company had a concentration of accounts receivable from one customer totaling 100%.

For the year ended December 31, 2008, the Company had a concentration of sales with two customers totaling 46% and 43%, respectively.  For the year ended December 31, 2007, the Company had a concentration of sales with two customers totaling 75% and 25%, respectively.

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset.

Long lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the years ended December 31, 2008 and 2007, respectively.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The Company has common stock equivalents consisting of warrants to purchase 7,225,000 and 0 common shares as of December 31, 2008 and 2007, respectively.  These common stock equivalents are not included in the diluted loss per share computation since the inclusion of such common stock equivalents would be anti-dilutive for all periods presented due to the Company’s net loss during 2008 and 2007.

As a result of the reverse acquisition and recapitalization (see Note 9) and stock dividend (see Note 12(E)), all share and per share amounts have been retroactively restated.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount reported in the balance sheet for accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, notes payable – related party, notes payable – other, accrued interest payable – related party and accrued interest payable – other approximates its fair market value based on the short-term maturity of these instruments.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses.  The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed.  For financial reporting purposes, minority interest will not be presented until the minority’s share of profit exceeds its previously recorded deficit.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered and installed, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.

The Company has two methods of revenue recognition:

(1) Energy product reseller

The Company purchases product from suppliers and resells them to third parties.  The Company records the revenue from the buyer and related cost paid to the suppliers on these types of arrangements.

In 2008, the Company entered into similar arrangements wherein the Company had no installation responsibility and no further obligation after delivery was made to the customers.  Payments from the customers are received in advance of delivery of solar panels and are treated as deferred revenue.  Payments are then made to the suppliers and cost of materials is recorded.  A pro-rata portion of the deferred revenue from the customers is recognized as shipments are made.

Revenues from these arrangements are recognized upon shipment from the supplier to these third parties.  In addition, the Company has reviewed EITF No. 99-19 to ascertain the relevance of gross versus net reporting. Upon the Company’s review of this guidance, as well as SAB No. 104, the Company has determined that it is subject to gross reporting as it bears the risk of loss in each of these arrangements. There were no such arrangements at December 31, 2007.

For the years ended December 31, 2008 and 2007, respectively, approximately 98% and 0% of revenues were earned under this method.

(2) Percentage of completion

Revenue from construction contracts are reported under the percentage-of-completion method for financial statement purposes.  The estimated revenue for each contract reflected in the financial statements represent that percentage of estimated total revenue that costs incurred to date bear to estimated total costs, based on the Company’s current estimates.  With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the course of the work are reflected in the period the revisions become known.  When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.  The liability, “Estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Billing practices for these projects are governed by the contract terms of each project based upon actual costs incurred, achievement of milestones, or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting.  With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

For the years ended December 31, 2008 and 2007, respectively, approximately 2% and 100% of revenues were earned under this method.

Cost of sales

Cost of sales, including contract costs represents costs directly related to the purchasing and installation of the Company’s solar panel products. Primary costs include direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of sales. Amounts billed to customers for shipping and handling is recorded as revenue.  For the years ended December 31, 2008 and 2007, respectively, the Company had no such revenues or expenses.

Foreign currency transactions

The Company’s functional currency is the U.S. dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (FASB), “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the date of settlement. Gains and losses arising on settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Euros. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company had foreign currency transaction losses of $35,875 and $0 for the year ended December 31, 2008 and 2007, respectively.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R, “Share-Based Payment”.

SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 - Construction Contracts

Information with respect to uncompleted contracts is summarized below for the periods ended December 31, 2008 and December 31, 2007:

In 2007, the Company anticipated that it was going to have a loss on its uncompleted contracts and recorded the loss at December 31, 2007 prior to the completion of these contracts in 2008.

	December 31,
	2008	2007

Actual costs incurred on uncompleted contracts	$415,320	240,568
Estimated losses	(10,124)	(74,800)
	405,196	165,768
Less: progress billings to date	(398,222)	(128,600)
	$6,974	37,168

These amounts are included in the accompanying December 31, 2008 and December 31, 2007 balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,974	57,340
Estimated losses on uncompleted contracts	-	(20,172)
	$6,974	37,168

In June 2008, the Company entered into an agreement with Federal Prison Industries, Inc. ("UNICOR"), under which UNICOR provides the labor for assembly and production of solar panels to the Company, and the Company sells the solar panels to Federal, civilian and military government customers of both the Company and this customer.  The agreement has a term of five years.  In June 2008, the Company received $6,800,000 from UNICOR for the supply of solar cells.  This amount was initially recorded as deferred revenue.  Shipment of these solar cells began in October 2008.  At December 31, 2008, the Company has recognized revenue based on shipments under this agreement of $5,003,762.  The balance, of $1,796,238, remains in deferred revenue and is expected to be earned in 2009.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

In June 2008, the Company entered into an agreement, under which a supplier provides the labor for the assembly and production of solar panels to the Company, and the Company sells the solar panels to a third party. The agreement has a term of one year.  In July and September 2008, the Company received $1,897,335 from this customer for the shipment of solar panels.  This amount was initially recorded as deferred revenue.  At December 31, 2008, the Company recognized $1,009,740 of revenue.  The balance, of $887,595, remains in deferred revenue and is expected to be earned in 2009.

Note 4 - Affiliate Charge to Equity

In 2008 and 2007, a Company related to the Company’s Chief Executive Officer collected certain funds on contracts entered into by the Company.  The affiliated entity did not have the ability to repay these funds that the Company was entitled to.  As a result, the Company recorded a charge to additional paid in capital of $44,325 and $35,048, respectively, to reflect the uncollectible receivable from this related party.

Note 5 - Property and Equipment

At December 31, 2008 & December 31, 2007, property and equipment consists of the following:

	December 31, 2008	December 31, 2007	Estimated Useful Lives

Solar Panel Equipment	$1,300,000	$-	20 years

Automobile	26,999	-	5 years

Computers and Office Equipment	7,293	-	3 years

	1,334,292	-

Less: Accumulated Depreciation	(2,505)	-

Property and Equipment, Net	$1,331,787	$-

The solar panel equipment, purchased for $1,300,000, is not in service at December 31, 2008.

Note 6 - Guarantee Letter of Credit

On May 27, 2008 the Company entered in to a standby letter of credit with a bank for $1,600,000.  The letter of credit acts as a performance bond, with a customer being the beneficiary, if the Company defaults on their monthly delivery agreement. The Company’s Chief Executive Officer has provided a personal guarantee of $800,000 on behalf of the Company for the letter of credit.  In exchange for the personal guarantee, the Company issued 2,031,030 shares of the Company’s common stock, having a fair value of $60,473 ($0.03/share) based upon the then recent cash offering price.  The letter of credit expired in August 2008.  However, the bank extended the letter of credit until August 7, 2009.  The full amount of the letter of credit remains available for use and has not been drawn down.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

On June 30, 2008, two third party shareholders also provided personal guarantees, of $400,000 each, for the letter of credit.  In exchange for the personal guarantee, the Company issued 1,015,494 shares of the Company’s common stock to each stockholder, having a total fair value of $60,473 ($0.03/share), based upon the recent cash offering price to third parties.

The letter of credit was released in February 2009, as the Company fulfilled its obligation under the terms of its government contract with UNICOR.

Note 7 - Loans, Notes and Accrued Interest Payable

(A) Notes Payable & Accrued Interest Payable – Related Party

On February 14, 2007, the Company advanced $50,000, which was unsecured, due on demand and bore interest at approximately 3.7% to a third party. This individual repaid the Company on December 10, 2007.

On November 1, 2007 and December 30, 2007, respectively, the Company issued notes payable of $3,000 and $220,000, respectively to the same stockholder. The notes bear interest at 12%, are unsecured, have a default interest rate of 24% and are due 3 business days after the Company receives the cash proceeds from certain solar panel installation jobs.  The Company completed these solar panel installations in 2008.  However, the stockholder has extended the repayment date of the notes to March 31, 2009.

On July 21, 2008, the Company issued a note payable, of $900,000, to an affiliate of a stockholder. The note bears interest at 18%, is unsecured, has a default interest rate of 24% and is due 3 business days after the Company receives the cash proceeds from a solar panel installation job that is expected to be completed by the second quarter of 2009. In October and November 2008, the Company repaid $250,000 of principal and $15,622 of accrued interest.

(B) Notes Payable - Other, Conversion to Equity & Accrued Interest Payable - Other

In July 2008, the Company entered into eight promissory note agreements for aggregate principal totaling $500,000 with various third parties.  The notes bear interest at 5%, and the principal and interest is due and payable on the earlier of July 1, 2009 or when the Company completes the sale of any debt securities, common stock or common stock equivalents in a single transaction or series of related transactions resulting in gross proceeds of $3,500,000.

In July 2008, the Company entered into a Securities Purchase agreement with all eight of the note holders listed above.  The Company issued a total of 270,800 shares to the note holders in connection with these promissory notes. The number of shares each note holder received was in direct proportion to the amount of their promissory notes.  The fair value of the common shares are valued at $8,063 ($0.03/share) based upon the then recent cash offering price. This amount is treated as a debt issue cost and is being amortized to interest expense over the life of the underlying promissory notes.

For the year ended December 31, 2008, the Company recorded amortization of debt issue costs to interest expense of $3,893.

At December 31, 2008 and December 31, 2007, the Company reflected notes payable – other of $500,000 and $0, respectively and related accrued interest payable of $12,071 and $0, respectively.

Note 8 - Stockholders’ Equity

(A) Share Issuances

On July 17, 2007, the Company issued 8,327,138 shares of common stock for $247,940 ($0.03/ share).

On June 30, 2008, the Company issued 83,271 shares of common stock to a related party shareholder for consulting services provided to the Company.  For the years ended December 31, 2008 and 2007, the Company recorded consulting fees of $2,479 ($0.03/share) and $0, respectively.   The fair value of the stock issuance was based upon the then recent cash offerings to third parties.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

(B) Private Placement and Registration Rights Agreement

In 2008, the Company sold 27.5 units at $100,000 per unit. Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $0.50 per share.  Gross proceeds were $2,750,000 and the Company paid direct offering costs of $122,535.

As a result of the offering, the Company issued 6,875,000 shares of common stock and 7,225,000 warrants, inclusive of 350,000 warrants paid to a placement agent as a direct offering cost.  The warrants paid as a direct offering cost have a net effect of zero on the statement of equity.

The Company also granted the investors registration rights for the common stock and common stock underlying the warrants.  The Company can be assessed liquidated damages, as defined in the agreement, for the failure to file a registration statement within 180 days from the termination from the offering as well as to have the registration statement declared effective. The termination date was February 25, 2009. Penalties will be assessed at 1% per month, payable in cash, for every 30 day period under which the Company is in default under the terms of the registration rights agreement, up to a maximum of 10%. In assessing the likelihood and amount of possible liability for liquidated damages, the Company considered the guidance of EITF No.’s 00-19-2 and 05-04 as well as SFAS No. 5.  The Company has concluded that it believes it will satisfy the conditions of registration in the time required pursuant to the registration rights agreement.  The Company will not record a registration rights liability in connection with this offering.

See Note 12(C) for similar arrangement.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2006	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2007	-	$-
Exercisable - December 31, 2007	-	$-
Granted	7,225,000	$0.50
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	7,225,000	$0.50
Exercisable - December 31, 2008	7,225,000	$0.50

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50	7,225,000	3.0 years	$0.50	7,225,000	$0.50

At December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Note 9 - Reverse Acquisition and Recapitalization

On December 30, 2008, Yoo, Inc. (“Yoo”), a then shell corporation, merged with IX Energy, and IX Energy became the surviving corporation. This transaction was accounted for as a reverse acquisition. Yoo did not have any operations and majority-voting control was transferred to IX Energy.  The transaction also required a recapitalization of IX Energy. Since IX Energy acquired a controlling voting interest, it was deemed the accounting acquirer, while Yoo was deemed the legal acquirer. The historical financial statements of the Company are those of IX Energy and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the Merger, Yoo’s majority stockholders cancelled 4,000,000 shares of common stock and the Company concurrently issued 46,153,284 shares of common stock to IX Energy.  Upon the closing of the reverse acquisition, IX Energy stockholders held 89% of the issued and outstanding shares of common stock at the date of the transaction. Yoo retained 5,500,000 shares of common stock upon the closing of the reverse acquisition.

Note 10 - Commitments and Contingencies

(A)	Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

(B)	Employment agreements

(1) CEO

On May 1, 2008, the Company entered into a two-year employment agreement with an individual to serve as the Company’s CEO and Chairman of the Board. The agreement provides for an annual salary of $225,000 and $80,000 to be paid as a bonus for services rendered prior to this agreement.  The individual is also eligible for a multi-year grant of the Company’s non-qualified options that will be equal to 6% of the total common shares outstanding.  At December 31, 2008, these options have not been granted.

On March 19, 2009, the Company granted 1,033,066 options to this individual, having a fair value of $284,259.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	78.88%
Risk fee interest rate	0.98%
Expected life of option	5 years
Expected forfeitures	0%

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

(2) Former CFO

Effective May 12, 2008, the Company entered into a two-year employment agreement with a former member of its senior management to serve as CFO.  The agreement provided for a salary of $150,000 per annum. On August 15, 2008, the Company received a promissory note from the former CFO in the amount of $10,000 bearing interest at a rate of 6% per annum.  This amount plus interest was to be repaid to the Company by December 31, 2008.

On September 11, 2008, the Company forgave the $10,000 principal amount and unpaid interest totaling $10,833 and recorded the forgiveness as compensation expense.

Effective October 17, 2008, the Company terminated its employment agreement with this individual.

(C) Former COO

On April 23, 2008, the Company entered into a consulting agreement with a then unrelated party for hourly fees to be paid in the Company’s common stock at a future date.  The Company accrued $22,500 related to this consulting agreement.  On September 23, 2008, the Company authorized the issuance of 60,930 shares of common stock in full satisfaction of all amounts owed to this individual under this individual’s consulting agreement totaling $22,500. The Company recorded consulting fees of $22,500. The fair value of the stock issued was based upon the fair value of the services rendered.

Effective July 1, 2008, the Company entered into a two-year employment agreement with the individual to serve as COO.  The agreement provides for a salary $160,000 per annum plus entitlement to an annual bonus based upon the Company’s performance during each year of employment. The individual will also be eligible for a multi-year grant of the Company’s non-qualified options that will be equal to 3% of the total common shares outstanding.

On September 23, 2008, the Company authorized the issuance of 40,578 shares of common stock in full satisfaction of $6,667 of accrued salary that was unpaid to the Company’s COO during the first two weeks of employment in July 2008.  The Company recorded consulting fees of $6,667.  The fair value of the stock issued was based upon the fair value of the services rendered.

In January 2009, this individual resigned as the Company’s President and Chief Operating Officer.

Note 11 - Income Taxes

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,110,000 at December 31, 2008 expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Significant deferred tax assets at December 31, 2008 and 2007 are approximately as follows:

	2008	2007
Gross deferred tax assets:
Future losses on uncompleted contracts	$-	$(9,000)
Accrued salary	(37,000)	-
Net operating loss carryforwards	(509,000)	(43,000)
Total deferred tax assets	(546,000)	(52,000)
Less: valuation allowance	546,000	52,000
Deferred tax asset – net	$-	$-

The valuation allowance at December 31, 2007 was approximately $52,000.  The net change in valuation allowance during the year ended December 31, 2008 was an increase of approximately $494,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2008 and 2007, respectively, (computed by applying the U.S. Federal corporate tax rate of 35% to income before taxes and 16.72% for New York state and city income taxes, a blended rate of 45.86%) as follows:

	2008	2007

Expected tax expense (benefit) – Federal	$(396,000)	$(30,000)
Expected tax expense (benefit) - State	(227,000)	(17,000)
Meals and Entertainment @ 50%	47,000	-
Non-deductible stock compensation	73,000	-
Other	9,000	-
Total deferred tax assets	(494,000)	(47,000)
Change in valuation allowance	494,000	47,000
Actual tax expense (benefit)	$-	$-

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

Note 12 - Subsequent Events

(A) Employment Agreements

On February 12, 2009, the Company entered into a three-year employment agreement with an individual to serve as President of the Company.  The agreement provides for an annual salary of $200,000 plus eligibility for an annual bonus.  In February 2009, the Company paid $25,000 as s sign-on bonus.  The Company issued 50,000 shares of common stock, having a fair value of $75,000 ($1.50/share) based upon the closing price on that day.  The individual will earn 100,000 shares of common stock 120 days from the employment date.  The individual will also be granted 2,500,000 of the Company’s non-qualified options vesting quarterly. Under the terms of the plan, these stock options are subject to board approval, which is expected during the second quarter of 2009.

On March 2, 2009, the Company entered into a two-year employment agreement with an individual as Senior Vice President - Government Sales.  The agreement provides for an annual salary of $100,000 plus entitlement to an annual bonus based upon the Company’s performance during each year of employment.  The individual will also be granted 120,000 of the Company’s non-qualified options vesting bi-annually. Under the terms of the plan, these stock options are subject to board approval, which is expected during the second quarter of 2009.

On March 9, 2009, the Company entered into a two-year employment agreement with an individual as Vice President - Finance.  The agreement provides for an annual salary of $87,000 plus entitlement to an annual bonus based upon the Company’s performance during each year of employment.  The Company issued 10,000 shares of common stock, having a fair value of $10,100 ($1.01/share) based upon the closing price on that day.  The individual will be granted 200,000 of the Company’s non-qualified options vesting bi-annually. Under the terms of the plan, these stock options are subject to board approval, which is expected during the second quarter of 2009.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007

(B) 2009 Stock Option Plan

On February 17, 2009, the Company adopted the 2009 Incentive Stock Plan (“the Plan”). The total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed 12,000,000.

The Plan indicates that the exercise price of an award is equivalent to the market value of the Company’s common stock on the grant date.

(C) Private Placement and Registration Rights Agreement

In January and February 2009, the Company sold an additional 7.25 units at $100,000 per unit. Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $0.50 per share.  Gross proceeds were $725,000 and the Company paid direct offering costs of $201,000.

As a result of the offering, the Company issued an additional 1,812,500 shares of common stock and 1,952,500 warrants, inclusive of 140,000 warrants paid to a placement agent as a direct offering cost.  The warrants paid as a direct offering cost have a net effect of zero on the statement of equity.

See Note 8(B) for discussion of similar terms relating to registration rights of the common stock and common stock underlying the warrants.

(D) Consulting Agreement

On March 20, 2009, the Company entered into a one-year agreement with a consulting company to provide investor relation services.  In addition to monthly fees of $5,500, the Company will issue a five-year warrant to purchase 200,000 shares of common stock, having a fair value of $69,708.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.55
Expected dividends	0%
Expected volatility	78.88%
Risk fee interest rate	1.23%
Expected life of warrant	5 years
Expected forfeitures	0%

(E) Stock Dividend

In January 2009, the Company effected a stock dividend.  Each stockholder of record as of January 12, 2009 received 1.75 shares of common stock for each share of common stock they owned.