Form 10-Q
period 2009-03-31
IX ENERGY HOLDINGS, INC.
filed 2009-05-19
CIK 1432140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-142076

IX ENERGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in its charter)

Delaware	36-4620445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

711 Third Avenue, 12th floor, New York, New York 10017

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (212) 682-5068

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 6, 2009 the issuer had 63,673,833 outstanding shares of Common Stock.

IX Energy Holdings, Inc. and Subsidiary

Form 10-Q

For the Three Months Ended March 31, 2009 (Consolidated) and 2008

SIGNATURES	22

PART I.

ITEM 1. FINANCIAL INFORMATION

IX Energy Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Assets
Cash and cash equivalents	$2,352,807	$4,736,812
Accounts receivable	84,420	84,420
Costs and estimated earnings in excess of billings on uncompleted contracts	15,633	6,974
Prepaid expenses	144,484	4,000
Total Current Assets	2,597,344	4,832,206

Property and equipment, net of accumulated depreciation of $4,931 and $2,505 in 2009 and 2008	1,589,908	1,331,787

Debt issue costs, net of accumulated amortization of $5,881 and $3,893 in 2009 and 2008	2,182	4,170
Total Assets	$4,189,434	$6,168,163
Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$397,200	$525,994
Notes payable — related party	623,000	873,000
Notes payable — other	500,000	500,000
Accrued interest payable — related party	100,988	76,217
Accrued interest payable — other	18,236	12,071
Deferred revenue	887,595	2,683,833
Total Current Liabilities	2,527,019	4,671,115

Stockholders’ Equity
Preferred stock (no par value), 5,000,000 shares authorized, authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 63,673,833 and 58,528,285 shares issued and outstanding	6,367	5,853
Additional paid in capital	7,987,092	2,962,960
Accumulated deficit	(6,331,044)	(1,471,765)
Total Stockholders’ Equity	1,662,415	1,497,048
Total Liabilities and Stockholders’ Equity	$4,189,434	$6,168,163

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	(Consolidated)
Revenues — solar panels	$1,796,238	$—
Revenues — construction contracts	43,658	21,539
Total revenues	1,839,896	21,539

Cost of revenues — solar panels	1,447,579	—
Cost of revenues — construction contracts	35,075	30,499
Total cost of revenues	1,482,654	30,499

Gross profit (loss)	357,242	(8,960)

Operating expenses
General and administrative	5,201,426	85,232
Total operating expenses	5,201,426	85,232

Loss from operations	(4,844,184)	(94,192)

Other income (expense)
Interest income	17,829	—
Interest expense	(32,924)	(6,671)
Total other expense — net	(15,095)	(6,671)

Net loss	$(4,859,279)	$(100,863)

Net Loss per Share — Basic and Diluted	$(0.08)	$(0.00)

Weighted Average Number of Shares Outstanding During the Period — Basic and Diluted	61,075,392	41,635,688

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	Common Stock, $0.0001 Par Value
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007 (Audited)	41,635,688	$4,164	$220,728	$(114,273)	$110,619
Common stock issued for loan fee — stockholders ($0.03/share)	4,332,818	433	128,576	—	129,009
Common stock issued for consulting services — related parties ($0.17/share)	144,201	14	24,965	—	24,979
Common stock issued for officer’s compensation ($0.16/share)	40,578	4	6,663	—	6,667
Forgiveness of amounts due from affiliate	—	—	(44,325)	—	(44,325)
Deemed issuance in recapitalization	5,500,000	550	(424)	—	126
Common stock issued for cash in private placement ($0.40/share)	6,875,000	688	2,749,312	—	2,750,000
Cash paid as direct offering costs	—	—	(122,535)	—	(122,535)
Net loss for the year ended December 31, 2008	—	—	—	(1,357,492)	(1,357,492)

Balance, December 31, 2008 (Audited)	58,528,285	$5,853	$2,962,960	$(1,471,765)	$1,497,048
Common stock issued for cash in private placement ($0.40/share)	1,812,500	181	724,819	—	725,000
Cash paid as direct offering costs	—	—	(201,775)	—	(201,775)
Common stock issued for services — employee ($0.48/share)	2,806,310	280	3,675,022	—	3,675,302
Common stock issued for services — consultant ($0.48/share)	526,738	53	539,707	—	539,760
Stock-based compensation — employee	—	—	284,259	—	284,259
Stock-based compensation — consultant	—	—	2,100	—	2,100
Net loss for the three months ended March 31, 2009	—	—	—	(4,859,279)	(4,859,279)
Balance, March 31, 2009 (Unaudited)	63,673,833	$6,367	$7,987,092	$(6,331,044)	$1,662,415

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,859,279)	$(100,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services — employee	3,675,302	—
Stock issued for services — consultant	539,760	—
Stock based compensation — employee	284,259	—
Stock based compensation — consultant	2,100	—
Depreciation	2,426	—
Amortization of debt issue costs	1,988	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	—	7,261
Cost & estimated earnings in excess of billings on uncompleted contracts	(8,659)	—
Prepaid expenses	(140,484)	—
Increase (Decrease) in:
Accounts payable and accrued expenses	(128,794)	5,460
Accrued interest payable — related party	24,771	6,671
Accrued interest payable — other	6,165	—
Deferred revenue	(1,796,238)	—
Net Cash Used in Operating Activities	(2,396,683)	(81,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Due from affiliate	—	(51,930)
Purchase of property and equipment	(260,547)	—
Net Cash Used in Investing Activities	(260,547)	(51,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made to related party	—	(50,000)
Advances repaid by related party	—	50,000
Repayment of notes payable — related party	(250,000)	—
Proceeds from common stock issued for cash in private placement	725,000	—
Cash paid as direct offering costs	(201,775)	—
Net Cash Provided By Financing Activities	273,225	—
Net Decrease in Cash and Cash Equivalents	(2,384,005)	(133,401)
Cash and Cash Equivalents — Beginning of Period	4,736,812	176,160
Cash and Cash Equivalents — End of Period	$2,352,807	$42,759
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Forgiveness of amounts due from affiliate	$—	$51,930

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 Basis of Presentation

On December 30, 2008, the Company executed a reverse acquisition with a public shell company (See Note 9).  The accompanying financial statements are consolidated as of March 31, 2009.  The financial statements for the three months ended March 31, 2008, consist solely of IX Energy, Inc., the accounting acquirer and are not consolidated.

Note 2 Organization, Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

IX Energy Holdings, Inc.  (“IX Energy” or the “Company”) was incorporated on March 3, 2006 under the laws of the State of Delaware. The Company is a renewable energy company primarily focused on solar power project development and integration.  In an effort to become a vertically integrated solar products and services company that manufactures, designs, markets and installs its own solar power systems, the Company plans to manufacture solar modules that will be marketed primarily to federal military and civilian agencies.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,859,279 and net cash used in operations of $2,396,683 for the three months ended March 31, 2009; and had a working capital deficit of $70,325, and an accumulated deficit of $6,331,044 at March 31, 2009.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan will provide future positive cash flows.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $1,847,169 and $4,249,256, respectively.

Accounts receivable and concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of March 31, 2009 and December 31, 2008, respectively, no allowance was required.

At March 31, 2009 and December 31, 2008, respectively, the Company had a concentration of accounts receivable from one customer totaling 100%.

For the three months ended March 31, 2009 and 2008, the Company had a concentration of sales with one customer totaling 98% and 0%.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset.

Long lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the period ended March 31, 2009 and the year ended December 31, 2008, respectively.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The Company has common stock equivalents consisting of options and warrants to purchase 1,033,066 and 9,377,500 common shares, respectively, as of March 31, 2009.  There were no outstanding common stock equivalents at March 31, 2008.  These common stock equivalents are not included in the diluted loss per share computation since the inclusion of such common stock equivalents would be anti-dilutive for all periods presented due to the Company’s net loss during 2009 and 2008.

As a result of the stock dividend and reverse acquisition and recapitalization (see Notes 8 and 9), all share and per share amounts have been retroactively restated.

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

The carrying amount reported in the balance sheet for accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses, accounts payable and accrued expenses, notes payable – related party, notes payable – other, accrued interest payable – related party and accrued interest payable – other and deferred revenue approximates its fair market value based on the short-term maturity of these instruments.

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

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

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

For the three months ended March 31, 2009 and 2008, respectively, approximately 98% and 0% of revenues were earned under this method.

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

For the three months ended March 31, 2009 and 2008, respectively, approximately 2% and 0% of revenues were earned under this method.

Cost of sales

Cost of sales, including contract costs represents costs directly related to the purchasing and installation of the Company’s solar panel products. Primary costs include direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of sales. Amounts billed to customers for shipping and handling is recorded as revenue.  For the three months ended March 31, 2009 and 2008, respectively, the Company had no such revenues or expenses.

Foreign currency transactions

The Company’s functional currency is the U.S. dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (FASB), “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the date of settlement. Gains and losses arising on settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Euros. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company had foreign currency transaction losses of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.

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

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

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

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Construction Contracts

Information with respect to uncompleted contracts is summarized below for the periods ended March 31, 2009 and December 31, 2008:

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

	March 31, 2009	December 31, 2008
Actual costs incurred on uncompleted contracts	$120,995	$415,320
Estimated profit (losses)	73,260	(10,124)
	194,255	405,196
Less: progress billings to date	(178,622)	(398,222)
	$15,633	$6,974
These amounts are included in the accompanying March 31, 2009 and December 31, 2008 balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$15,633	$6,974

Estimated losses on uncompleted contracts	—	—
	$15,633	$6,974

In June 2008, the Company entered into an agreement with Federal Prison Industries, Inc. ("UNICOR"), under which UNICOR provides the labor for assembly and production of solar panels to the Company, and the Company sells the solar panels to Federal, civilian and military government customers of both the Company and this customer.  The agreement has a term of five years.  In June 2008, the Company received $6,800,000 from UNICOR for the supply of solar cells.  This amount was initially recorded as deferred revenue.  Shipment of these solar cells began in October 2008. For the three months ended March 31, 2009 and 2008, the Company has recognized revenue based on completion of shipments under this agreement of $1,831,238 and $0, respectively.

In June 2008, the Company entered into an agreement, under which a supplier provides the labor for the assembly and production of solar panels to the Company, and the Company sells the solar panels to a third party. The agreement has a term of one year.  In July and September 2008, the Company received $1,897,335 from this customer for the shipment of solar panels.  This amount was initially recorded as deferred revenue. For the three months ended March 31, 2009 and 2008, the Company recognized $0 and $0 of revenue, respectively.  The balance, of $887,595, remains in deferred revenue and is expected to be earned in 2009.

Note 4 Affiliate Charge to Equity

For the three months ended March 31, 2008, a Company related to the Company’s Chief Executive Officer collected certain funds on contracts entered into by the Company.  The affiliated entity did not have the ability to repay these funds that the Company was entitled to.  As a result, the Company recorded a charge to additional paid in capital of $51,930 to reflect the uncollectible receivable from this related party.

Note 5 Property and Equipment

At March 31, 2009 and December 31, 2008, property and equipment consists of the following:

	March 31, 2009	December 31, 2008	Estimated Useful Lives
Solar Panel Equipment	$1,550,000	$1,300,000	20	years
Automobiles	26,999	26,999	5	years
Computers and Office Equipment	17,840	7,293	3	years
	1,594,839	1,334,292
Less: Accumulated Depreciation	(4,931)	(2,505)
Property and Equipment, Net	$1,589,908	$1,331,787

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

The solar panel equipment, purchased for $1,550,000, was not in service at March 31, 2009.  The Company expects to place this asset in service by the third quarter of fiscal year end 2009.

Note 6 Guarantee Letter of Credit

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

Note 7 Loans, Notes and Accrued Interest Payable

(A) Notes Payable & Accrued Interest Payable – Related Party

On November 1, 2007 and December 30, 2007, respectively, the Company issued notes payable of $3,000 and $220,000, respectively to the same stockholder. The notes bear interest at 12%, are unsecured, have a default interest rate of 24% and are due 3 business days after the Company receives the cash proceeds from certain solar panel installation jobs.  The Company completed 2 of the 3 solar panel installations in 2008.  However, the stockholder extended the repayment date of the notes to March 31, 2009.  On April 1, 2009, the Company repaid principal of $3,000 and $110,000 of notes payable due to this related party stockholder.  On that date, the Company also repaid interest of $16,500 related to the $3,000 and $110,000 notes on the same date in full settlement of all interest amounts due on those notes.

On July 21, 2008, the Company issued a note payable, of $900,000, to an affiliate of a stockholder. The note bears interest at 18%, is unsecured, has a default interest rate of 24% and is due 3 business days after the Company receives the cash proceeds from a solar panel installation job that is expected to be completed by the second quarter of 2009. In January 2009, the Company repaid an additional $250,000 of principal.  The balance due on this note as of March 31, 2009 is principal totaling $400,000 and accrued interest totaling $67,425.

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

As of March 31, 2009 and 2008, the Company recorded amortization of debt issue costs to interest expense of $5,881 and $0, respectively.

At March 31, 2009 and 2008, the Company reflected notes payable – other of $500,000 and $500,000, respectively and related accrued interest payable of $18,236 and $0, respectively.

Note 8 Stockholders’ Equity

(A) Share Issuances

On February 5, 2009, the Company issued 2,646,310 shares of common stock to employees for services rendered, having a fair value of $3,440,203 ($1.30/share), based upon the quoted closing trading price.

On February 5, 2009, the Company issued 26,738 shares of common stock to a consultant for services rendered, having a fair value of $34,760 ($1.30/share), based upon the quoted closing trading price.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

On February 12, 2009, the Company issued 150,000 shares of common stock to an employee for services rendered, having a fair value of $225,000 ($1.50/share), based upon the quoted closing trading price.

On February 27, 2009, the Company issued 500,000 shares of common stock to a consultant for services rendered, having a fair value of $505,000 ($1.01/share), based upon the quoted closing trading price.

On March 9, 2009, the Company issued 10,000 shares of common stock to an employee for services rendered, having a fair value of $10,100 ($1.01/share), based upon the quoted closing trading price.

(B) Stock Dividend

In January 2009, the Company effected a stock dividend.  Each stockholder of record as of January 12, 2009 received 1.75 shares of common stock for each share of common stock they owned.

(C) 2009 Stock Option Plan

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

On March 23, 2009, the Company entered into a one-year agreement with a consultant to provide technical services.  In addition to monthly fees of $5,000, the Company will issue stock options in the amount of 5,000 per month, vesting immediately upon the date of grant of each issuance.  On May 12, 2009, the Company granted 5,000 options to this individual, having a fair value of $1,432 for the month of April 2009.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2007
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding — December 31, 2008	—	$—
Granted	1,033,066	$0.50
Exercised	—	$—
Forfeited	—	$—
Outstanding — March 31, 2009	1,033,066	$0.50
Exercisable — March 31, 2009	1,033,066	$0.50
Weighted average fair value of options granted during the period ended March 31, 2009	$284,259	$0.28
Weighted average fair value of options exercisable at March 31, 2009	$284,259	$0.28

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50	1,033,066	4.97 years	$0.50

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50	1,033,066	4.97 years	$0.50

At March 31, 2009, the total intrinsic value of options outstanding and exercisable was $10,331.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2007
Granted	—	—
Vested	—	—
Cancelled or forfeited	—	—
Outstanding — December 31, 2008	—	—
Granted	1,033,066	$0.28
Vested	(1,033,066)	0.28
Cancelled or forfeited	—	—
Outstanding — March 31, 2009	—	—

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Total unrecognized share-based compensation expense from non-vested stock options at March 31, 2009 was $0.

(D) Private Placement and Registration Rights Agreement

During the three months ended March 31, 2009, the Company sold 7.25 units at $100,000 per unit.  Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $.50 per share.  Gross proceeds for these additional units were $725,000 and the Company paid direct offering costs of $201,775.  As a result of the offering, the Company issued an additional 1,812,500 shares of common stock and 1,952,500 warrants, inclusive of 140,000 warrants paid to a placement agent as a direct offering cost.  The warrants paid as a direct offering cost have a net effect of zero on the statement of equity.

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

(E) Consulting Agreement

On March 20, 2009, the Company entered into a one-year agreement with a consultant to provide investor relation services.  In addition to monthly fees of $5,500, the Company issued a five-year warrant to purchase 200,000 shares of common stock, having a fair value of $69,708.  At March 31, 2009, the Company has recorded $2,100 of expense related to this agreement.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.55
Expected dividends	0%
Expected volatility	78.88%
Risk fee interest rate	1.23%
Expected life of warrant	5 years
Expected forfeitures	0%

On February 27, 2009, the Company entered into a one-year agreement with a consultant to provide investor relation services for cash compensation of $50,000 which the Company paid in full on April 1, 2009.

(F) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding — December 31, 2007	—	$—
Granted	7,225,000	$0.50
Exercised	—	$—
Forfeited	—	$—
Outstanding — December 31, 2008	7,225,000	$0.50
Granted	2,152,500	$0.50
Exercised	—	$—
Forfeited	—	$—
Outstanding — March 31, 2009	9,377,500	$0.50
Exercisable—March 31, 2009	9,377,500	$0.50

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise price
$0.50	9,377,500	2.94 years	$0.50	9,377,500	$0.50

At March 31, 2009 and December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $91,775 and $0, respectively.

Note 9 Reverse Acquisition and Recapitalization

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

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 did not apply for purposes of presenting pro-forma financial information.

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

Note 10 Commitments and Contingencies

(A)

Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover the sum of $101,820, plus costs and disbursements. The Company believes this complaint is without merit.  As of March 31, 2009, the Company has accrued $29,900 based on actual invoices received from this vendor.

A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note seeking a summary judgment for repayment of the noteholder’s $150,000 original investment plus interest.  The Company believes this complaint is without merit.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

(B)

Employment agreements

(1) CEO

On May 1, 2008, the Company entered into a two-year employment agreement with an individual to serve as the Company’s CEO and Chairman of the Board. The agreement provides for an annual salary of $225,000 and $80,000 to be paid as a bonus for services rendered prior to this agreement.  The individual is also eligible for a multi-year grant of the Company’s non-qualified options that will be equal to 6% of the total common shares outstanding after the reverse merger.  On March 19, 2009, the Company granted 1,033,066 stock options to this individual, having a fair value of $284,259.  These options vested upon grant and were immediately expensed.  The Company expensed the full amount of the fair value to stock option expense on the date of grant.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	78.88%
Risk fee interest rate	0.98%
Expected life of option	5 years
Expected forfeitures	0%

As of March, 31, 2009, the Company recorded stock option expense of $284,259.

 (2)  President

On February 12, 2009, the Company entered into a three-year employment agreement with an individual to serve as President of the Company.  The agreement provides for an annual salary of $200,000 plus eligibility for an annual bonus.  In February 2009, the Company paid $25,000 as s sign-on bonus.  The Company agreed to issue 150,000 shares of common stock as additional compensation, having a fair value of $225,000 ($1.50/share) based upon the closing price on the date of the employment agreement (See Note 8(A)).  The individual will also be granted 2,500,000 of the Company’s non-qualified options vesting quarterly.  Under the terms of the plan, these stock options are subject to board approval.

On May 12, 2009, the Company granted 2,500,000 options to this individual, having a fair value of $715,900.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

(3)  Senior Vice President – Government Sales

On March 2, 2009, the Company entered into a two-year employment agreement with an individual as Senior Vice President - Government Sales.  The agreement provides for an annual salary of $100,000 plus entitlement to an annual bonus based upon the Company’s performance during each year of employment.  The individual will also be granted 120,000 of the Company’s non-qualified options vesting bi-annually.  Under the terms of the plan, these stock options are subject to board approval.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

On May 12, 2009, the Company granted 120,000 options to this individual, having a fair value of $34,363.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

(4)  Vice President – Finance

On March 9, 2009, the Company entered into a two-year employment agreement with an individual as Vice President - Finance.  The agreement provides for an annual salary of $87,000 plus entitlement to an annual bonus based upon the Company’s performance during each year of employment.  The Company agreed to issue 10,000 shares of common stock as additional compensation, having a fair value of $10,100 ($1.01/share) based upon the closing price on the date of the employment agreement.  The individual will be granted 200,000 of the Company’s non-qualified options vesting bi-annually.  Under the terms of the plan, these stock options are subject to board approval.

On May 12, 2009, the Company granted 200,000 options to this individual, having a fair value of $57,272.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

Note 11 Subsequent Events

(A) Consulting Agreements

On April 1, 2009, the Company entered into a one-year agreement with a consultant to provide public relations services for a fee of $100,000, $50,000 of which was paid on the date of the agreement.

On May 12, 2009, the Company issued 135,303 shares of common stock to a consultant for services rendered, having a fair value of $54,121 ($0.40/share), based upon the quoted closing price.

(B) Employment agreements

(1) CEO

On May 12, 2009, the Company granted the 2nd one-third of total options due to this individual in the amount of 1,033,066 options, having a fair value of $288,073.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Events

Prior to December 30, 2008, we were a development stage company that sought to market and sell a natural energy drink derived from coconut water to distributors of soft drinks in Israel.  On December 30, 2008, we completed a reverse merger, pursuant to which we merged with and into a private company, IX Energy, with IX Energy being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of IX Energy as our sole line of business. Since IX Energy acquired a controlling voting interest, it was deemed the accounting acquirer, while we were deemed the legal acquirer. The historical financial statements of the Company are those of IX Energy and of the consolidated entities from the date of merger and subsequent.  All costs associated with the reverse merger were expensed as incurred.

Overview

IX Energy was incorporated in the State of Delaware on March 3, 2006 for the purpose of designing, manufacturing and installing high-performance solar electric power technologies. Historically, our operations have principally involved the integration and installation of solar power systems manufactured by third parties. However, in an effort to become a vertically integrated solar products and services company that manufactures, designs, markets and installs its own solar power systems, we have recently entered into an agreement to manufacture solar modules that will be marketed primarily to federal military and civilian agencies.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. During the three months ended March 31, 2009, we recorded revenues of approximately $1,839,896 as compared to $21,539 revenue for the three months ended March 31, 2008. $1,796,238 of the increase in revenues was primarily due to the fulfillment of our UNICOR Government Agreement.  In 2008, we did not have any sales of solar panels. The remaining increase of $22,119 is related to our construction in progress contracts as we completed more projects in 2009 than in 2008.

Cost of Sales. During the three months ended March 31, 2009, we recorded cost of sales of $1,482,654 as compared to cost of sales of $30,499 for the three months ended March 31, 2008. $1,447,579 of this increase was related to the sale of solar panels. The remaining increase of $4,576 of cost of sales is related to our completion and ongoing construction in progress contracts.

Our margin on the resale of solar panels was approximately 19.41% for the three months ended March 31, 2009. We expect our margins to increase going forward as we now have a more stable arrangement with our suppliers.

Our margin on our construction in progress contracts for the three months ended March 31, 2009 was approximately 19.66% as compared to (41.60%) for the three months ended March 31, 2008. We believe that our margin in 2009 is representative of our contracts going forward.

Operating Expenses. During the three months ended March 31, 2009, we recorded operating expenses of $5,201,426, as compared to operating expenses of $85,232 for the three months ended March 31, 2008, representing an increase of $5,116,194. This increase in operating expenses was primarily due to increased hiring in 2009 for our management and administrative team, consulting fees related to IR consulting agreements, and common stock issued for long-term compensation.

Loss from Operations. During the three months ended March 31, 2009, we recorded an operating loss of $4,844,184, as compared to an operating loss of $94,192 for the three months ended March 31, 2008, representing an increase of $4,749,992. This increase in loss from operations was primarily due to increased operation expenses by $5,116,194 that was partially offset by our gross profit in 2009.

Provision for Income Taxes. We did not recognize any provisions for income taxes during the three months ended March 31, 2009 or 2008 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

Liquidity and Capital Resources

We have historically met our liquidity requirements from a variety of sources, including the sale of equity and debt securities to related parties and institutional investors. Based on our strategy and the anticipated growth in our business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, including building out our management team, the costs associated with the fulfillment of our projects, whether we upgrade our technology, and the amount of inventory required for our expanding business.  We believe that we have sufficient cash to fund our operations for the next twelve months.

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

Cash and Cash Equivalents. As of March 31, 2009, we had cash and cash equivalents of $2,352,807, as compared to cash and cash equivalents of $4,736,812 as of December 31, 2008.

Net Cash Provided By Operating Activities. Net cash used in operating activities totaled $2,396,683 for the three months ended March 31, 2009, as compared to cash used of $81,471 for the three months ended March 31, 2008. This increase was primarily due to issuance of common stock for consulting services of $539,760, common stock issued to employees for services rendered of $3,675,302, employee stock-based compensation of $284,259, an increase in accrued interest payable to a related party of $24,771, accrued interest payable of $6,165, consultant stock-based compensation of $2,100, depreciation expense of $2,426, and amortization of debt issue costs of $1.988. The increase in net cash used in operating activities was partially offset by our net loss of $4,859,279, and decreases in deferred revenue of $1,796,238, accounts payable and accrued expenses of $128,794, an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $8,659, and an increase in prepaid expenses of $140,484. For the three months ended March 31, 2008, our net cash used in operating activities of $81,471 was comprised of primarily net loss of $100,863, offset by a decrease in accounts receivable of $7,261, an increase in accounts payable and accrued expenses of $5,460 and accrued interest payable of $6,671.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $260,547 during the three months ended March 31, 2009, as compared to net cash used in investing activities of $51,930 during the three months ended March 31, 2008. Cash used in investing activities during the three months ended March 31, 2009 was comprised of purchases of property and equipment for $260,547.  For the three months ended March 31, 2008, our net cash used in investing activities was comprised of $51,930 that was due from an affiliate.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $273,225 during the three months ended March 31, 2009, as compared to net cash of zero from financing activities during the three months ended March 31, 2008. The proceeds for the three months ended March 31, 2009 were derived from proceeds from common stock for cash in a private placement totaling $725,000.  This was partially offset by repayment of notes payable of $250,000 to a related party and cash paid as direct offering costs of $201,775 related to the proceeds raised in the private placement. For the three months ended March 31, 2008, our cash provided by financing activities was comprised of $50,000 of advances made by a related party, and this was offset by repayment of $50,000 to that related party.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,859,279 and net cash used in operations of $2,396,683 for the three months ended March 31, 2009; and had a working capital deficit of $70,325, and an accumulated deficit of $6,331,044 at March 31, 2009.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan will provide future positive cash flows.

Critical Accounting Policies and Estimates

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

Significant estimates for the three months ended March 31, 2009 and the year ended December 31, 2008 included management’s estimate for recording costs and estimated earnings in excess of billings, estimating the loss on uncompleted contracts in the period when known, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Accounts Receivable. Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of March 31, 2009 and December 31, 2008 no allowance was required.

At both March 31, 2009 and December 31, 2008, the Company had a concentration of accounts receivable from one customer totaling 100%.  For the three months ended March 31, 2009 and 2008, the Company had a concentration of sales with one customer totaling 98% and 0%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover the sum of $101,820, plus costs and disbursements. The Company believes this complaint is without merit.  As of March 31, 2009, the Company has accrued $29,900 based on actual invoices received from this vendor.

A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note seeking a summary judgment for repayment of the noteholder’s $150,000 original investment plus interest.  The Company believes this complaint is without merit.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009, we issued and sold 1,812,500 shares of common stock for proceeds of $725,000.  In addition, we issued 526,738 shares of common stock to consultants for services rendered in the amount of $539,759. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IX ENERGY HOLDINGS, INC.

/s/ Steven Hoffmann
May 19, 2009	Steven Hoffmann
Chief Executive Officer, Chief Financial Officer and Director