Form 10-Q
period 2009-06-30
IX ENERGY HOLDINGS, INC.
filed 2009-08-19
CIK 1432140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009 the issuer had 64,484,677 outstanding shares of Common Stock.

IX Energy Holdings, Inc. and Subsidiary

Form 10-Q

For the Six Months Ended June 30, 2009 (Consolidated) and 2008

PART I.

ITEM 1. FINANCIAL INFORMATION

IX Energy Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Assets
Cash and cash equivalents	$1,284,336	$ 4,736,812
Accounts receivable	193,056	84,420
Costs and estimated earnings in excess of billings on uncompleted contracts	22,095	6,974
Prepaid expenses	153,684	4,000
Total Current Assets	1,653,171	4,832,206

Property and equipment, net of accumulated depreciation of $3,368 and $2,505 in 2009 and 2008	1,570,817	1,331,787

Debt issue costs, net of accumulated amortization of $7,892 and $3,893 in 2009 and 2008	171	4,170

Total Assets	$3,224,159	$ 6,168,163

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued expenses	$307,385	$ 525,994
Notes payable - related party	455,000	873,000
Notes payable - other	500,000	500,000
Accrued interest payable - related party	104,325	76,217
Accrued interest payable - other	24,468	12,071
Deferred revenue	887,595	2,683,833
Derivative liability - warrants	916,544	-
Total Current Liabilities	3,195,317	4,671,115

Stockholders’ Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized,
64,484,635 and 58,528,285 shares issued and outstanding	6,449	5,853
Additional paid in capital	8,466,469	2,962,960
Accumulated deficit	(8,444,076)	(1,471,765)
Total Stockholders’ Equity	28,842	1,497,048

Total Liabilities and Stockholders’ Equity	$3,224,159	$ 6,168,163

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	Ended June 30, 2009	Ended June 30, 2008
	(Consolidated)		(Consolidated)

Revenues - solar panels	$ 108,636	$ 4,598,767	$ 1,904,874	$ 4,598,767
Revenues - construction contracts	10,002	47,121	53,660	68,660
Total revenues	118,638	4,645,888	1,958,534	4,667,427

Cost of revenues - solar panels	88,974	4,488,205	1,536,553	4,488,205
Cost of revenues - construction contracts	18,157	38,731	53,232	69,230
Total cost of revenues	107,131	4,526,936	1,589,785	4,557,435

Gross profit	11,507	118,952	368,749	109,992

General and administrative expenses	1,186,323	262,611	6,387,750	347,843

Loss from operations	(1,174,816)	(143,659)	(6,019,001)	(237,851)

Other income (expense)
Interest income	6,409	3,458	24,238	3,458
Derivative expense	-	-	(1,422,917)	-
Change in fair value of derivative liability - warrants	1,535,894	-	1,827,368	-
Interest expense	(28,081)	(6,672)	(61,004)	(13,343)
Letter of credit fee loan fee	-	(90,710)	-	(90,710)
Total other income (expense)	1,514,222	(93,924)	367,685	(100,595)

Net income (loss) before provision for income taxes	$ 339,406	$ (237,583)	$ (5,651,316)	$ (338,446)

Provision for income taxes	-	-	-	-

Net income (loss)	$ 339,406	$ (237,583)	$ (5,651,316)	$ (338,446)

Net Income (Loss) per Share - Basic	$ 0.01	$ (0.01)	$ (0.09)	$ (0.01)
Net Income (Loss) per Share - Diluted	$ 0.01	$ (0.01)	$ (0.09)	$ (0.01)

Weighted Average Number of Shares Outstanding - Basic	63,987,485	41,635,688	62,539,483	41,635,688
Weighted Average Number of Shares Outstanding - Diluted	63,987,485	41,635,688	62,539,483	41,635,688

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	Common Stock, $0.0001 Par Value		Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount

Balance, December 31, 2007	41,635,688	$4,164	$220,728	$(114,273)	$110,619

Common stock issued for loan fee - stockholders ($0.03/share)	4,332,818	433	128,576	-	129,009

Common stock issued for consulting services - related parties ($0.17/share)	144,201	14	24,965	-	24,979

Common stock issued for officer's compensation ($0.16/share)	40,578	4	6,663	-	6,667

Forgiveness of amounts due from affiliate	-	-	(44,325)	-	(44,325)

Deemed issuance in recapitalization	5,500,000	550	(424)	-	126

Common stock issued for cash in private placement ($0.40/share), net of warrants issued to placement agents	6,875,000	688	2,609,312	-	2,610,000

Warrants issued to placement agents for cash raised in private placement ($0.40/share)	-	-	140,000	-	140,000

Cash paid as direct offering costs	-	-	(122,535)	-	(122,535)

Net loss for the year ended December 31, 2008	-	-	-	(1,357,492)	(1,357,492)

Balance, December 31, 2008	58,528,285	$5,853	$2,962,960	$(1,471,765)	$ 1,497,048

Common stock issued for cash in private placement ($0.40/share)	1,812,500	181	724,819	-	725,000

Cash paid as direct offering costs	-	-	(201,775)	-	(201,775)

Common stock issued for employee compensation ($1.31/share)	2,806,310	281	3,675,022	-	3,675,303

Common stock issued for third party services ($0.64/share)	1,182,238	118	754,356	-	754,474

Common stock issued to settle accounts payable	155,303	16	66,117		66,133

Recognition of stock based compensation - employees	-	-	461,195	-	461,195

Recognition of stock based compensation - consultants	-	-	23,775	-	23,775

Derivative adjustment for warrants	-	-	-	(1,320,995)	(1,320,995)

Net loss for the six months ended June 30, 2009	-	-	-	(5,651,316)	(5,651,316)

Balance, June 30, 2009	64,484,636	$6,449	$ 8,466,469	$(8,444,076)	$28,842

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	(Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,651,316)	$(338,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,370	-
Amortization of debt issue costs	3,999	-
Amortization of prepaid future services	11,750
Loss on settlement of accounts payable	5,412	-
Loss on sale of fixed asset	10,493	-
Derivative expense	1,422,917	-
Change in fair value of derivative liability- warrants	(1,827,368)	-
Stock issued for services - employee	3,675,303
Stock issued for services - consultant	707,474	-
Recognition of stock based compensation - employees	461,195	-
Recognition of stock based compensation - consultants	23,775	-
Stock issued for loan fee	-	120,946
Stock issued for consulting services - related party	-	2,479
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(108,636)	(21,110)
Cost & estimated earnings in excess of billings on uncompleted contracts	(15,121)	57,340
Prepaid expenses	(114,434)	(1,050,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	(157,888)	107,513
Accrued interest payable - related party	28,108	13,344
Accrued interest payable - other	12,397	-
Due from related party	-	(42,823)
Estimated losses on uncompleted contracts	-	(20,172)
Billings in excess of estimated costs and earnings	-	6,800,000
Deferred revenue	(1,796,238)	-
Net Cash Provided by (Used in) Operating Activities	(3,303,808)	5,629,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed asset	13,000	-
Purchase of property and equipment	(266,893)	-
Net Cash Used in Investing Activities	(253,893)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable - related party	(418,000)	-
Proceeds from issuance of common stock - related party	-	-
Proceeds from common stock issued for cash in private placement	725,000	-
Cash paid as direct offering costs	(201,775)	-
Proceeds from issuance of notes payable - related party	-	38,252
Net Cash Provided By Financing Activities	105,225	38,252

Net Increase (Decrease) in Cash and Cash Equivalents	(3,452,476)	5,667,323

Cash and Cash Equivalents - Beginning of Period	4,736,812	176,160

Cash and Cash Equivalents - End of Period	$1,284,336	$5,843,483

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$17,036	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$155,100	$-
Stock issued to settle accounts payable	$66,133	$-

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

On December 30, 2008, the Company executed a reverse acquisition with a public shell company (See Note 9).  The accompanying financial statements are consolidated as of June 30, 2009.  The financial statements for the three and six months ended June 30, 2008, consist solely of IX Energy, Inc., the accounting acquirer and are not consolidated.

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

On March 25, 2009, the Company incorporated IX Geo, LLC (“IX Geo”) under the laws of Delaware as a wholly owned subsidiary of IX Energy.

On March 25, 2009, the Company formed IX Legatus6, LLC under the laws of Delaware as a wholly owned subsidiary of IX Energy.  On July 21, 2009, the Company changed the name of IX Legatus6, LLC to IX Energy Solutions, LLC (“IX Solutions”).

As of June 30, 2009, neither of these subsidiaries was operational.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,651,316 and net cash used in operations of $3,303,808 for the six months ended June 30, 2009; and had a working capital deficit of $1,542,146 and an accumulated deficit of $8,444,076 at June 30, 2009.

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

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change, and is in a state of fluctuation as a result of the global credit crisis.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $943,327 and $4,249,256, respectively.

Accounts receivable and concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of June 30, 2009 and December 31, 2008, respectively, no allowance was required.

At June 30, 2009 and December 31, 2008, respectively, the Company had a concentration of accounts receivable from two customers totaling 44% and 56%, and one customer totaling 100%, respectively.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset.

Long lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the period ended June 30, 2009 and the year ended December 31, 2008, respectively.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company has common stock equivalents consisting of :

Stock options	4,901,132
Stock warrants	9,377,500
Total potential dilutive securities at June 30, 2009	14,278,632

Since the three months ending June 30, 2009 resulted in income, these potentially dilutive shares, consisting of outstanding options and warrants, have been included in the computation of diluted earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.  The average market price for the three months ended June 30, 2009 was less than the exercise price, so the basic and diluted earnings per share computation was the same.  For the six months ended June 30, 2009, these common stock equivalents are not included in the diluted loss per share computation since the inclusion of such common stock equivalents would be anti-dilutive due to the Company’s net loss during the period.   There were no outstanding common stock equivalents at June 30, 2008.

As a result of the stock dividend and reverse acquisition and recapitalization (see Notes 8 and 9), all share and per share amounts were retroactively restated.

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

The carrying amount reported in the balance sheet for accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses, accounts payable and accrued expenses, notes payable – related party, notes payable – other, accrued interest payable – related party and accrued interest payable – other, deferred revenue and derivative liability – warrants, approximates its fair market value based on the short-term maturity of these instruments.

Derivative financial instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments such as conversion options and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management first reviews the guidance of EITF No.’s 98-5, 00-27 and 05-2 as well as SFAS No. 150 to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.’s 00-19. Finally, the Company has applied the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. At June 30, 2009, the Company had various derivative instruments.

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

Periodically, the Company enters into similar arrangements wherein the Company had no installation responsibility and no further obligation after delivery was made to the customers.  Payments from the customers are received in advance of delivery of solar panels and are treated as deferred revenue.  Payments are then made to the suppliers and cost of materials is recorded.  A pro-rata portion of the deferred revenue from the customers is recognized as shipments are made.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Revenues from these arrangements are recognized upon shipment from the supplier to these third parties.  In addition, the Company has reviewed EITF No. 99-19 to ascertain the relevance of gross versus net reporting. Upon the Company’s review of this guidance, as well as SAB No. 104, the Company has determined that it is subject to gross reporting as it bears the risk of physical loss of inventory in each of these arrangements, takes title to the inventory, is the primary obligor in the arrangements, establishes the pricing with customers, has discretion in the selection of suppliers, determines product specifications with customers and suppliers and it has credit risk on all sales.

For the six months ended June 30, 2009, the Company had a concentration of sales with one customer totaling 92%. For the six months ended June 30, 2008, the Company had a concentration with one customer of 99%.

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

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of sales. Amounts billed to customers for shipping and handling is recorded as revenue.  For the three and six months ended June 30, 2009 and 2008, respectively, the Company had no such revenues or expenses.

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

June 30, 2009

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009 and December 31, 2008, the Company did not record any liabilities for uncertain tax positions.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statemen ts.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Construction Contracts

Information with respect to uncompleted contracts is summarized below for the periods ended June 30, 2009 and December 31, 2008:

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

	June 30, 2009	December 31, 2008

Actual costs incurred on uncompleted contracts	$139,088	$415,320

Estimated profit (losses)	65,168	(10,124)

	204,256	405,196

Less: progress billings to date	(182,161)	(398,222)

	$22,095	$6,974

These amounts are included in the accompanying June 30, 2009 and December 31, 2008 balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$22,095	$6,974

Estimated losses on uncompleted contracts	-	-

	$22,095	$6,974

In June 2008, the Company entered into an agreement with Federal Prison Industries, Inc. ("UNICOR"), under which UNICOR provided the labor for assembly and production of solar panels to the Company, and the Company sold the solar panels to Federal, civilian and military government customers of both the Company and this customer.  The agreement has a term of five years.

Under the UNICOR contract, the Company is obligated to perform sales under two separate sales and marketing programs:

●  IX shall actively market to and solicit customers, prepare customer proposals and aid customers in obtaining project financing while UNICOR assembles and produces solar panels and fabricates and assembles the product.  Pricing is $0.55 per watt for panel fabrication plus the price of photovoltaic cells that will be added to the price per unit.

●  IX may act as a sales agent for UNICOR.  UNICOR may identify potential customers and refer them to IX.  In this program, IX and UNICOR may work together to prepare customer proposals and to aid customers in obtaining project financing.  Since UNICOR will sell directly to customers in this program, pricing is such that UNICOR will pay a service fee of 25% of the net earnings on the project to IX when payment is received from customers.

In June 2008, the Company received $6,800,000 from UNICOR for the supply of solar cells.  This amount was initially recorded as deferred revenue.  Shipment of these solar cells began in October 2008. For the six months ended June 30, 2009 and 2008, the Company has recognized revenue based on completion of shipments under this agreement of $1,796,238 and $0, respectively.

In June 2008, the Company entered into an agreement, under which a supplier provides the labor for the assembly and production of solar panels to the Company, and the Company sells the solar panels to a third party. The agreement has a term of one year.  In July and September 2008, the Company received $1,897,335 from this customer for the shipment of solar panels.  This amount was initially recorded as deferred revenue. For the six months ended June 30, 2009 and 2008, the Company recognized $0 and $0 of revenue, respectively.  The balance of $887,595, remains in deferred revenue and is expected to be earned in 2009.

Note 4 Affiliate Charge to Equity

For the six months ended June 30, 2008, a Company related to the Company’s Chief Executive Officer collected certain funds on contracts entered into by the Company.  The affiliated entity did not have the ability to repay these funds that the Company was entitled to.  As a result, the Company recorded a charge to additional paid in capital of $42,823 to reflect the uncollectible receivable from this related party.

Note 5 Property and Equipment

At June 30, 2009 and December 31, 2008, property and equipment consists of the following:

	June 30, 2009	December 31, 2008	Estimated Useful Lives

Solar Panel Equipment	$1,550,000	$1,300,000	20 years

Automobiles	-	26,999	5 years

Computers and Office Equipment	24,185	7,293	3 years

	1,574,185	1,334,292

Less: Accumulated Depreciation	(3,368)	(2,505)

Property and Equipment, Net	$1,570,817	$1,331,787

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

The solar panel equipment, purchased for $1,550,000, was not in service at June 30, 2009 as the Company is currently looking for suitable manufacturing warehouse space to install the equipment to manufacture its own solar panels.  The Company expects to place this asset in service by the end of fiscal year 2009.

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

Note 7 Loans, Notes and Accrued Interest Payable

(A) Notes Payable & Accrued Interest Payable – Related Party

On November 1, 2007 and December 30, 2007, respectively, the Company issued notes payable of $3,000 and $220,000, respectively to the same stockholder. The notes bear interest at 12%, are unsecured, have a default interest rate of 24% and are due 3 business days after the Company receives the cash proceeds from certain solar panel installation jobs.  The Company completed 2 of the 3 solar panel installations in 2008.  However, the stockholder extended the repayment date of the notes to March 31, 2009.  On April 1, 2009, the Company repaid principal of $3,000 and $110,000 of notes payable due to this related party stockholder.  On that date, the Company also repaid interest of $16,500 related to the $3,000 and $110,000 notes on the same date in full settlement of all interest amounts due on those notes.  On May 13, 2009, the Company repaid principal of $55,000 on the remaining note payable due to this related party stockholder.  The balance due on these notes as of June 30, 2009 is principal totaling $55,000 and accrued interest totaling $18,950.

On July 21, 2008, the Company issued a note payable, of $900,000, to an affiliate of a stockholder. The note bears interest at 18%, is unsecured, has a default interest rate of 24% and is due 3 business days after the Company receives the cash proceeds from a solar panel installation job that is expected to be completed by the second quarter of 2009. In January 2009, the Company repaid an additional $250,000 of principal.  The balance due on this note as of June 30, 2009 is principal totaling $400,000 and accrued interest totaling $85,375.

Total principal due on these related party notes at June 30, 2009 is $455,000, and related accrued interest was $104,325.

(B) Notes Payable - Other, Conversion to Equity & Accrued Interest Payable - Other

In July 2008, the Company entered into eight promissory note agreements for aggregate principal totaling $500,000 with various third parties. The notes bear interest at 5%, and the principal and interest is due and payable on the earlier of July 1, 2009 or when the Company completes the sale of any debt securities, common stock or common stock equivalents in a single transaction or series of related transactions resulting in gross proceeds of $3,500,000.  As of August 12, 2009, the Company has not repaid the balance and the notes are in default and are subject to a late fee of 18% per annum, accruing on a daily basis.  The Company is currently in negotiation with the noteholders to cure the default or to obtain an extension for repayment.

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

As of June 30, 2009 and 2008, the Company recorded amortization of debt issue costs to interest expense of $7,892 and $0, respectively.

At June 30, 2009 and 2008, the Company reflected notes payable – other of $500,000 and $500,000, respectively and related accrued interest payable of $24,468 and $0, respectively.

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

June 30, 2009

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

On May 26, 2009, the Company issued 135,303 shares of common stock to a consultant for services rendered in full settlement of amounts due of $54,121 ($0.40/share), based upon the price per share paid by investors in the private placement as agreed upon by the Company and the consultant (See Note 8(D)).  In connection with this issuance, the Company recorded a loss on settlement of accounts payable of $5,412.

On May 26, 2009, the Company issued 20,000 shares of common stock to a consultant for services rendered as payment for past services due to this consultant.  The shares have a fair value of $6,600 ($0.33/share), based upon the quoted closing trading price.

On May 26, 2009, the Company issued 22,500 shares of common stock to a consultant for services rendered pursuant to an agreement dated February 16, 2009.  The shares have a fair value of $7,425 ($0.33/share), based upon the quoted closing trading price.  In addition, the Company issued 3,000 shares of common stock to this same consultant as payment towards unpaid amounts, having a fair value of $990 ($0.33/share), based upon the quoted closing trading price.

On May 26, 2009, the Company issued 470,000 shares of common stock to a consultant for services rendered pursuant to an agreement dated April 1, 2009 in settlement of $50,000.  The fair value of the stock issuance was $155,100 ($0.33/share), based upon the quoted closing trading price.  The Company recorded an additional expense for stock issued for services of $108,100. The balance of $47,000 has been capitalized as a prepaid asset that is being amortized ratably through March 31, 2010.  The Company is also required to issue an additional 30,000 shares of common stock by September 30, 2009 for services to be provided.

Pursuant to an amended agreement dated May 26, 2009 with a consultant to provide legal services, on May 26, 2009, the Company issued 100,000 shares of common stock, having a fair value of $33,000 ($0.33/share), based upon the quoted closing trading price.

On May 29, 2009, the Company issued 10,000 shares of common stock to a consultant for services pursuant to an agreement on the same date, having a fair value of $3,200 ($0.32/share), based upon the quoted closing trading price.  On June 29, 2009, the Company issued an additional 50,000 shares of common stock, having a fair value of $3,200 ($0.30/share), based upon the quoted closing trading price.

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

On March 23, 2009, the Company entered into a one-year agreement with a consultant to provide services.  In addition to monthly fees of $5,000 (See Note 8(A)), the Company will issue stock options in the amount of 5,000 per month, vesting immediately upon the date of grant of each issuance.  On May 12, 2009, the Company granted 15,000 options to this individual for April through June 2009, having a fair value of $4,295.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding — December 31, 2007
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding — December 31, 2008	—	$—
Granted	4,901,132	$0.46
Exercised	—	$—
Forfeited	—	$—
Outstanding — June 30, 2009	4,901,132	$0.46
Exercisable — June 30, 2009	1,428,577	$0.49
Weighted average fair value of options granted during the period ended June 30, 2009	$1,384,164	$0.28
Weighted average fair value of options exercisable at June 30, 2009	$396,225	$0.28

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

		Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.44 - $0.50	4,901,132	4.84 years	$0.46

		Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.44 - $0.50	1,428,577	4.82 years	$0.49

At June 30, 2009, the total intrinsic value of options outstanding and exercisable was $0.

For the three and six months ended June 30, 2009, the Company recognized stock based compensation of $176,936 and $461,195, respectively (See Note 10(B) for additional issuances to employees).

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2007
Granted	—	—
Vested	—	—
Cancelled or forfeited	—	—
Outstanding — December 31, 2008	—	—
Granted	4,901,132	$0.28
Vested	(1,428,577)	0.28
Cancelled or forfeited	—	—
Outstanding — June 30, 2009	3,472,555	$0.28

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Total unrecognized share-based compensation expense from non-vested stock options at June 30, 2009 was $987,938, which is expected to be recognized over a weighted average period of approximately of 1.68 years.

(D) Private Placement and Registration Rights Agreement

During the six months ended June 30, 2009, the Company sold 7.25 units at $100,000 per unit.  Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $.50 per share.  Gross proceeds for these additional units were $725,000 and the Company paid direct offering costs of $201,775.  As a result of the offering, the Company issued an additional 1,812,500 shares of common stock and 1,952,500 warrants, inclusive of 140,000 warrants paid to a placement agent as a direct offering cost.  The total warrants of 490,000 that were paid as a direct offering cost have a net effect of zero on the statement of equity and had a fair value of $48,975 (See Note 8(F) for additional detail).

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

(E) Consulting Agreements

On March 20, 2009, the Company entered into a one-year agreement with a consultant to provide investor relation services.  In addition to monthly fees of $5,500, the Company issued a five-year warrant to purchase 200,000 shares of common stock, having a fair value of $69,708.

The Black-Scholes assumptions used are as follows:

Exercise price	$0.55
Expected dividends	0%
Expected volatility	78.88%
Risk fee interest rate	1.23%
Expected life of warrant	5 years
Expected forfeitures	0%

At June 30, 2009, the Company had recognized $19,479 of expense related to this agreement.

(F) Warrants & Derivative Liability

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding — December 31, 2007	—	$—
Granted	7,225,000	$0.50
Exercised	—	$—
Forfeited	—	$—
Outstanding — December 31, 2008	7,225,000	$0.50
Granted	2,152,500	$0.50
Exercised	—	$—
Forfeited	—	$—
Outstanding — June 30, 2009	9,377,500	$0.50
Exercisable—June 30, 2009	9,377,500	$0.50

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise price
$0.50	9,377,500	2.69 years	$0.50	9,377,500	$0.50

Fair Value and Assessment of Derivative Financial Instruments under EITF 07-5

The Company had two offerings of equity based financing.  The first was on December 30, 2008, and the second was on February 25, 2009.

As a result of the offering on December 30, 2008, the Company issued 7,225,000 warrants, inclusive of 350,000 warrants paid to a placement agent as a direct offering cost.  The warrants have a 3 year term. The exercise price is $0.50.  The warrants paid as a direct offering cost have a net effect of zero on the statement of equity and had a fair value of $63,993 at December 31, 2008.

During  the two year anniversary from the issuance date, if the Company issues or grants any shares of common stock or any warrants or other convertible securities pursuant to which shares of common stock may be acquired at a per share price less than $0.50 (subject to certain customary exceptions, including where shares are issued in connection with employment arrangements or business combinations in which a portion of the consideration may be payable in shares or convertible securities with a business in substantially the same line of business as the Company), then the exercise price of the Warrants shall be reduced to the Lower Price. Finally, should the Company fail to achieve at least $17.5 million of consolidated gross revenue within one year of the final closing of the Private Placement, the exercise price shall be reduced to $0.01 per share.   The private placement closed on February 25, 2009.

If at any time following the one year anniversary of the reverse merger (See Note 1) there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants, the holders of the Warrants have the right to exercise the Warrants by means of a cashless exercise.

In connection with the adoption of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-05”) on January 1, 2009, the Company determined that the embedded conversion feature in the warrants is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company, due to both provisions, concluded that neither embedded feature (ratchet down of exercise price or contingent revenue) is indexed to its own stock.

The Company measured the fair value of these warrants using a Black-Scholes valuation model based upon the date in which EITF 07-5, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. As a result of the application of EITF 07-5, the fair value of the 7,225,000 warrants was determined to be $1,320,995 based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	78.88%
Risk fee interest rate	0.94%
Expected life of warrant in years	3.00
Expected forfeitures	0%

The fair value of these warrants was charged to accumulated deficit on January 1, 2009, as a cumulative adjustment due to a change in accounting principle.

On February 25, 2009, the date of the closing of the second offering, the Company granted 1,952,500 warrants, having a fair value of $1,422,917. The warrants have a 3 year term. The exercise price is $0.50.  These warrants were inclusive of 140,000 warrants paid to a placement agent as a direct offering cost.  The warrants paid as a direct offering cost have a net effect of zero on the statement of equity and had a fair value of $102,027 at February 25, 2009.  As a result of the application of EITF 07-5, the fair value of these warrants was determined to be $1,422,917 based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	80.91%
Risk fee interest rate	1.49%
Expected life of warrant in years	3.00
Expected forfeitures	0%

The fair value of these warrants was recorded on February 25, 2009 as derivative expense.

Mark to Market

At June 30, 2009, the Company re-measured these warrants and recorded a fair value of $916,544.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as income totaling $1,535,894 and $1,827,638 for the three and six months ended June 30, 2009. The following management assumptions were considered:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	83.21%
Risk fee interest rate	1.64%
Expected life of warrant in years	2.50 – 2.66
Expected forfeitures	0%

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

A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover the sum of $101,820, plus costs and disbursements. The Company believes this complaint is without merit.  As of June 30, 2009, the Company has accrued $29,900 based on actual invoices received from this vendor.

The Company in turn filed an arbitration before the Joint Committee on Fee Disputes and Conciliation in dispute of attorney’s fees against the above-referenced vendor to recover fees of $40,000.  The case is currently in progress and the outcome is undeterminable.

A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note seeking a summary judgment for repayment of the noteholder’s $150,000 original investment plus interest.  The Company has recorded $7,192 of interest on this note while this case is in progress.

IX Energy Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2009

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

Exercise price	$0.48
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

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

June 30, 2009

(Unaudited)

On May 12, 2009, the Company granted 120,000 options to this individual, having a fair value of $34,363.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk fee interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

In July 2009, this individual was terminated.  As of June 30, 2009, none of the options were vested.

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

Note 11 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 19, 2009, the date the financial statements were issued.

2009 Stock Option Plan

On July 6, 2009, the Company granted 100,000 options due to an employee pursuant to an employment agreement dated May 25, 2009, having a fair value of $15,136.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.23
Expected dividends	0%
Expected volatility	83.21%
Risk fee interest rate	1.18%
Expected life of option	5 years
Expected forfeitures	0%

On July 6, 2009, the Company also granted 100,000 options due to a consultant to provide legal services pursuant to an amended consulting agreement dated May 26, 2009, having a fair value of $15,136.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.23
Expected dividends	0%
Expected volatility	83.21%
Risk fee interest rate	1.18%
Expected life of option	5 years
Expected forfeitures	0%

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

Three Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues. During the three months ended June 30, 2009, we recorded revenues of $118,638 as compared to $4,645,888 for the three months ended June 30, 2008.  A decrease of $4,490,131 was related to a few resale transactions for solar panels in the three months of 2008 that did not occur in the three months of 2009.  The remaining decrease of $37,119 was related to our construction in progress contracts as we completed more projects in 2008 than in 2009.

Cost of Sales. During the three months ended June 30, 2009, we recorded cost of sales of $107,131 as compared to cost of sales of $4,526,936 for the three months ended June 30, 2008.  A decrease of $4,399,231 was related to the cost of purchasing solar panels for resale in 2008 that did not occur in 2009. The remaining decrease of $20,574 of cost of sales is related to our completion and ongoing construction in progress contracts.

Our margin on the resale of solar panels was approximately 18% for the three months ended June 30, 2009 as compared to 19% for the three months ended June 30, 2008. We expect our margins to increase going forward as we now have a more stable arrangement with our suppliers.

Our margin on our construction in progress contracts for the three months ended June 30, 2009 was approximately (82%) as compared to 18% for the three months ended June 30, 2008.

Operating Expenses. During the three months ended June 30, 2009, we recorded operating expenses of $1,186,323, as compared to operating expenses of $262,611 for the three months ended June 30, 2008, representing an increase of $923,712. This increase in operating expenses was primarily made up of approximately $163,000 for increased hiring in 2009 for our management and administrative staff, approximately $276,000 related to legal, consulting and accounting expenses, approximately $181,000 related to stock option expense, $108,000 related to a loss on sale of a fixed asset, and approximately $70,000 related to common stock issued for services.

Loss from Operations. During the three months ended June 30, 2009, we recorded an operating loss of $1,174,816, as compared to an operating loss of $143,659 for the three months ended June 30, 2008, representing an increase of $1,031,157. This increase in loss from operations was primarily due to increased operation expenses by $923,712 that was partially offset by our gross profit in 2009.

Provision for Income Taxes. We did not recognize any provisions for income taxes during the three months ended June 30, 2009 and 2008 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. During the six months ended June 30, 2009, we recorded revenues of $1,958,534 as compared to $4,667,427 revenue for the six months ended June 30, 2008.  A decrease of $2,671,774 was related to a few resale transactions for solar panels in the first six months of 2008 that did not occur in the first six months of 2009.  The remaining decrease of $37,119 was related to our construction in progress contracts as we completed more projects in 2008 than in 2009.

Cost of Sales. During the six months ended June 30, 2009, we recorded cost of sales of $1,589,785 as compared to cost of sales of $4,557,435 for the six months ended June 30, 2008. $2,951,652 of the decrease was related to solar panels. The remaining decrease of $15,998 of cost of sales is related to our completion and ongoing construction in progress contracts.

Our margin on the resale of solar panels was approximately 19% for the six months ended June 30, 2009 as compared to 2% for the six months ended June 30, 2008. We expect our margins to increase going forward as we now have a more stable arrangement with our suppliers.

Our margin on our construction in progress contracts for the six months ended June 30, 2009 was approximately 1% as compared to (1%) for the six months ended June 30, 2008. We believe that our margin in 2009 is representative of our contracts going forward.

Operating Expenses. During the six months ended June 30, 2009, we recorded operating expenses of $6,387,750, as compared to operating expenses of $347,843 for the six months ended June 30, 2008, representing an increase of $6,039,907. This increase in operating expenses was primarily made up of approximately $344,000 for increased hiring in 2008 for our management and administrative staff, approximately $560,000 related to legal, consulting and accounting expenses, approximately $465,000 related to stock option expense, approximately $3,765,000 related to common stock issued for employee compensation, and approximately $610,000 related to common stock issued for services and $108,000 related to a loss on sale of a fixed asset.

Loss from Operations. During the six months ended June 30, 2009, we recorded an operating loss of $6,019,001, as compared to an operating loss of $237,851 for the six months ended June 30, 2008, representing an increase of $5,781,150. This increase in loss from operations was primarily due to increased operation expenses by $6,039,907 that was partially offset by our gross profit in 2009.

Provision for Income Taxes. We did not recognize any provisions for income taxes during the six months ended June 30, 2009 or 2008 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

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

Although we recently raised an aggregate of $3.475 million in a private placement, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We will need to raise a minimum of $3 million for us to execute our business plan in the short term. If we do not raise this additional our business will be substantially impaired.

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

Cash and Cash Equivalents.

As of June 30, 2009, we had cash and cash equivalents of $1,284,336, as compared to cash and cash equivalents of $4,736,812 as of December 31, 2008.

Net Cash Provided By Operating Activities.

Net cash used in operating activities totaled $3,303,808 for the six months ended June 30, 2009, as compared to cash provided by of $5,629,071 for the six months ended June 30, 2008. This increase was primarily due to net loss of $5,651,316, decreases in deferred revenue of $1,796,238 (deferred revenue decreased as we received payment in the prior period and shipped to the customer in the quarter ended March 31, 2009), a decrease in accounts payable and accrued expenses of $157,888 (as the company sought ways to cut expenses and pay off old unpaid balances), a change in fair value of derivative liability based upon revaluation at June 30, 2009 of $1,827,368, an increase in accounts receivable of $108,636 and an increase in prepaid expenses of $114,434. This was partially offset by derivative expense related to warrants issued on the private placement of $1,422,917, issuance of common stock for consulting services of $707,474, common stock issued to employees for services rendered of $3,675,302, and employee stock-based compensation related to stock options of $461,195.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $253,893 during the six months ended June 30, 2009, as compared to net cash used in investing activities of $0 during the six months ended June 30, 2008. Cash used in investing activities during the six months ended June 30, 2009 was comprised of purchases of property and equipment for $266,893 and proceeds from the sale of a fixed asset for $13,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities totaled $105,225 during the six months ended June 30, 2009, as compared to net cash provided by financing activities of $38,252 during the six months ended June 30, 2008. The proceeds for the six months ended June 30, 2009 were derived from proceeds from common stock for cash in a private placement totaling $725,000.  This was partially offset by repayment of notes payable of $418,000 to a related party and cash paid as direct offering costs of $201,775 related to the proceeds raised in the private placement. For the six months ended June 30, 2008, our cash provided by financing activities was comprised of $38,252 proceeds from issuance of notes payable from related party.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,651,316 and net cash used in operations of $3,308,808 for the six months ended June 30, 2009; and had a working capital deficit of $1,542,146, and an accumulated deficit of $8,444,076 at June 30, 2009.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of $3 million capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used by us in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and at the end of each quarter prior to the public release of our financial results.

Our critical accounting policies and estimates, which require the most significant management estimates and judgment in determining amounts reported in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K are as follows:

Accounts Receivable. Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. However, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. For percentage of completion installation projects, the amounts are rebates and they are factored into the total estimated contract price when doing percentage of completion to recognize revenue on each project. At the completion of a solar instillation project we record a receivable from the electric company. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of June 30, 2009 and December 31, 2008 no allowance was required.

At June 30, 2009 and December 31, 2008, the Company had a concentration of accounts receivable from two customers and one customer totaling 100%.  For the six months ended June 30, 2009, the Company had a concentration of sales with four customers totaling 100%. For the year ended December 31, 2008, the Company had a concentration of sales with four customers totaling 100%.

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

Revenues from these arrangements are recognized upon shipment from the supplier to these third parties. In addition, the Company has reviewed EITF No. 99-19 to ascertain the relevance of gross versus net reporting. Upon the Company’s review of this guidance, as well as SAB No. 104, the Company has determined that it is subject to gross reporting as it bears the risk of physical loss of inventory in each of these arrangements, takes title to the inventory, is the primary obligor in the arrangements, establishes the pricing with customers, has discretion in the selection of suppliers, determines product specifications with customers and suppliers and it has credit risk on all sales.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover the sum of $101,820, plus costs and disbursements. The Company believes this complaint is without merit.  As of June 30, 2009, the Company has accrued $29,900 based on actual invoices received from this vendor.

A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note seeking a summary judgment for repayment of the noteholder’s $150,000 original investment plus interest.  The Company believes this complaint is without merit.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2009, we issued and sold 1,812,500 shares of common stock for proceeds of $725,000.  The Company also paid $201,775 in cash for direct offering costs.  In addition, we issued 526,738 shares of common stock to consultants for services rendered in the amount of $539,759. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IX ENERGY HOLDINGS, INC.

/s/ Steven Hoffmann
August 19, 2009	Steven Hoffmann
Chief Executive Officer, Chief Financial Officer and Director