Form 10-Q
period 2009-09-30
IX ENERGY HOLDINGS, INC.
filed 2009-11-23
CIK 1432140

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from               to

COMMISSION FILE NUMBER 333-151381

IX ENERGY HOLDINGS, INC.
(Exact Name of small business issuer as specified in its charter)

Delaware	36-4620445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

711 Third Avenue, Suite 1505, New York, New York 10017
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (212) 682-5068

WITH COPIES TO:
Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 20, 2009, the issuer had 65,893,143 outstanding shares of Common Stock.

SIGNATURES	36

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IX Energy Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Assets
Cash and cash equivalents	$722,952	$4,736,812
Investment in joint venture	17,238	-
Accounts receivable	180,701	84,420
Costs and estimated earnings in excess of billings on uncompleted contracts	22,095	6,974
Prepaid expenses	115,809	4,000
Total Current Assets	1,058,795	4,832,206

Property and equipment, net of accumulated depreciation of $6,411 and $2,505 in 2009 and 2008	1,570,550	1,331,787

Debt issue costs, net of accumulated amortization of $8,063 and $3,893 in 2009 and 2008	-	4,170

Total Assets	$2,629,345	$6,168,163

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable and accrued expenses	$295,862	$525,994
Notes payable - related party	400,000	873,000
Notes payable - other	500,000	500,000
Accrued interest payable - related party	124,047	76,217
Accrued interest payable - other	30,701	12,071
Deferred revenue	887,595	2,683,833
Derivative liability - warrants	108,644	-
Registration rights liability	347,500	-
Total Current Liabilities	2,694,349	4,671,115

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized,
65,893,144 and 58,528,285 shares issued and outstanding	6,590	5,853
Additional paid in capital	10,301,727	2,962,960
Accumulated deficit	(10,373,321)	(1,471,765)
Total Stockholders’ Equity (Deficit)	(65,004)	1,497,048

Total Liabilities and Stockholders’ Equity (Deficit)	$2,629,345	$6,168,163

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Consolidated)		(Consolidated)

Revenues - solar panels	$114,541	$1,039,857	$2,019,415	$5,638,624
Revenues - construction contracts	-	-	53,660	68,660
Total revenues	114,541	1,039,857	2,073,075	5,707,284

Cost of revenues - solar panels	95,385	1,037,267	1,631,938	5,525,472
Cost of revenues - construction contracts	-	18,975	53,232	88,205
Total cost of revenues	95,385	1,056,242	1,685,170	5,613,677

Gross profit (loss)	19,156	(16,385)	387,905	93,607

General and administrative expenses	1,221,482	618,595	7,609,232	1,003,131

Loss from operations	(1,202,326)	(634,980)	(7,221,327)	(909,524)

Other income (expense)
Interest income	2,614	22,717	26,852	26,175
Interest expense	(28,565)	(46,401)	(135,257)	(59,744)
Change in fair value of derivative liability - warrants	807,900	-	2,635,268	-
Derivative expense	-	-	(1,422,917)	-
Translation loss due to foreign currency	-	-	-	(36,505)
Letter of credit fee loan fee	-	(63,285)	-	(1,535,996)
Total other income (expense)	781,949	(86,969)	1,103,946	(1,606,070)

Net loss	$(420,377)	$(721,949)	$(6,117,381)	$(2,515,594)

Net Income (Loss) per Share - Basic	$(0.01)	$(0.02)	$(0.10)	$(0.06)
Net Income (Loss) per Share - Diluted	$(0.01)	$(0.02)	$(0.10)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	64,858,329	46,036,659	63,320,926	43,877,514

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Cash Flows
(Unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2008
	(Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,117,381)	$(2,515,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,411	681
Amortization of debt issue costs	51,816	1,861
Amortization of prepaid future services	23,500	-
Loss on issuance of common stock
Loss on settlement of accounts payable	5,412	-
Loss on sale of fixed asset	10,493	-
Transaction loss due to foreign currency	-	36,505
Derivative expense	1,422,917	-
Change in fair value of derivative liability- warrants	(2,635,268)	-
Stock issued for services - employee	3,675,303	-
Stock issued for services - consultant	864,837	6,667
Recognition of stock based compensation - employees	603,846	-
Recognition of stock based compensation - consultants	48,334	-
Stock issued for loan fee	-	120,946
Stock issued for consulting services - related party	-	24,979
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(96,281)	(21,110)
Cost & estimated earnings in excess of billings on uncompleted contracts	(15,121)	57,340
Prepaid expenses and deposits	(88,309)	(3,775,846)
Increase (Decrease) in:
Accounts payable and accrued expenses	(169,411)	184,580
Accrued interest payable - related party	47,830	52,044
Accrued interest payable - other	18,630	5,838
Estimated losses on uncompleted contracts	-	(20,172)
Deferred revenue	(1,796,238)	7,657,478
Registrations rights liability	347,500	-
Net Cash Provided by (Used in) Operating Activities	(3,791,180)	1,816,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(17,238)	-
Due from related party	-	(44,526)
Proceeds from sale of fixed asset	13,000	-
Purchase of property and equipment	(268,667)	(26,999)
Net Cash Used in Investing Activities	(272,905)	(71,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable - related party	(473,000)	-
Proceeds from common stock issued for cash in private placement	725,000	-
Cash paid as direct offering costs	(201,775)	-
Proceeds from issuance of notes payable	-	1,438,252
Net Cash Provided By Financing Activities	50,225	1,438,252

Net Increase (Decrease) in Cash and Cash Equivalents	(4,013,860)	3,182,924

Cash and Cash Equivalents - Beginning of Period	4,736,812	176,160

Cash and Cash Equivalents - End of Period	$722,952	$3,359,084

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$17,517	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$155,100	$-
Stock issued to settle accounts payable	$66,133	$-
Catch up adjustment for derivative liabilities due to EITF 07-5	$1,320,995	$-
Forgiveness of receivable due from affiliate	$-	$44,526
Debt issue costs	$-	$8,063

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1. Basis of Presentation

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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007.  The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

On December 30, 2008, the Company executed a reverse acquisition with a public shell company (See Note 10).  The accompanying financial statements are consolidated as of September 30, 2009.  The financial statements for the three and nine months ended September 30, 2008, consist solely of IX Energy, Inc., the accounting acquirer and are not consolidated.

Note 2. Organization, Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

IX Energy Holdings, Inc.  (“IX Energy” or the “Company”) was incorporated on March 3, 2006 under the laws of the State of Delaware. The Company is a renewable energy company primarily focused on solar power project development and integration.  In an effort to maximize opportunities in the alternative energy industry, and in response to the rapid changes taking place within the industry, the Company has been positioned to focus on alternative energy project development and finance. This broadens the existing strategy of leveraging the relationship with UNICOR to employ their panels in pursuit of Federal projects.

On March 25, 2009, the Company incorporated IX Geo, LLC (“IX Geo”) under the laws of Delaware as a wholly owned subsidiary of IX Energy.

On March 25, 2009, the Company formed IX Legatus6, LLC under the laws of Delaware as a wholly owned subsidiary of IX Energy.  On July 21, 2009, the Company changed the name of IX Legatus6, LLC to IX Energy Solutions, LLC (“IX Solutions”).

IX Solutions became operational on August 26, 2009. Under the terms of the Joint Venture agreement (“JV”), the company contributed $5,000 in cash; however, Rooftop Energy, Inc. (“RTI”) has yet to contribute their $5,000. During 2009, the Company advanced $12,238 for expenses that benefit the JV.  The JV has no current operations as of September 30, 2009.  The Company and RTI are intending to establish  a relationship whereby the Company can provide consulting services related to manufacture and installation of rooftop energy systems.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $6,117,381 and net cash used in operations of $3,791,180 for the nine months ended September 30, 2009; and had a working capital deficit of $1,635,554 and an accumulated deficit of $10,373,321 at September 30, 2009.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates. Actual results could differ from those estimates.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

The recent global economic slowdown has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $420,642 and $4,249,256, respectively.

Accounts receivable and concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of September 30, 2009 and December 31, 2008, respectively, no allowance was required.

At September 30, 2009 and December 31, 2008, respectively, the Company had a concentration of accounts receivable from three customers totaling 52%, 24% and 24%, and one customer totaling 100%, respectively.

Long lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the nine months ended September 30, 2009 and 2008, respectively.

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset.

As a result of the stock dividend and reverse acquisition and recapitalization (see Notes 9 and 10), all share and per share amounts were retroactively restated.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
Fair value of financial instruments

We have determined the estimated fair value amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of September 30, 2009, and have determined that, as of such date, the carrying value of all financial instruments approximates fair value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount reported in the balance sheet for accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses, accounts payable and accrued expenses, notes payable – related party, notes payable – other, accrued interest payable – related party and accrued interest payable – other, deferred revenue, derivative liability – warrants and registration rights liability, approximates its fair market value based on the short-term maturity of these instruments.

Derivative financial instruments

We review any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classify them on our balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

We assess classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. Finally, the Company has applied the related guidance when determining the existence of liquidated damage provisions. At September 30, 2009, the Company had recorded a liquidated damages provision due to the failure to file and have declared effective a registration statement.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered and installed, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the customer receivable is reasonably assured.

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

Revenues from these arrangements are recognized upon shipment from the supplier to these third parties.  In addition, the Company has reviewed the relevance of gross versus net reporting. Upon the Company’s review of this guidance, as well as SAB No. 104, the Company has determined that it is subject to gross reporting as it bears the risk of physical loss of inventory in each of these arrangements, takes title to the inventory, is the primary obligor in the arrangements, establishes the pricing with customers, has discretion in the selection of suppliers, determines product specifications with customers and suppliers and it has credit risk on all sales.

For the nine months ended September 30, 2009, the Company had a concentration of sales with one customer totaling 87%. For the nine months ended September 30, 2008, the Company had a concentration of sales with one customer of 81%.

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

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
Cost of sales

Cost of sales, including contract costs represents costs directly related to the purchasing and installation of the Company’s solar panel products. Primary costs include direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

Shipping and handling costs

Shipping and handling costs associated with inbound freight are included in cost of sales. Amounts billed to customers for shipping and handling is recorded as revenue.  For the three and nine months ended September 30, 2009 and 2008, respectively, the Company had no such revenues or expenses.

Share based payment arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense.

Segment information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Basic and diluted loss per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

Stock options	4,996,132
Stock warrants	9,377,500
Total common stock equivalents	14,373,632

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
Since the three months ending September 30, 2009 resulted in income, these potentially dilutive shares, consisting of outstanding options and warrants, have been included in the computation of diluted earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.  The average market price for the three months ended September 30, 2009 was less than the exercise price, so the basic and diluted earnings per share computation was the same.  For the nine months ended September 30, 2009, these common stock equivalents are not included in the diluted loss per share computation since the inclusion of such common stock equivalents would be anti-dilutive due to the Company’s net loss during the period.   There were no outstanding common stock equivalents at September 30, 2008.

Recent accounting pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective September 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after September15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective September 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after September15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting pronouncement.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3. Fair Value

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The  following are the major categories of assets and liabilities measured at fair value on a nonrecurring basis during the nine month period ended September 30, 2009, using quoted prices in active markets for identical assets and liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:	Level 2:	Level 3:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at September 30, 2009
Derivative Liabilities	$-	$-	$108,644	$108,644
Total	$-	$-	$108,644	$108,644

Note 4. Construction Contracts

Information with respect to uncompleted contracts is summarized below for the periods ended September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Actual costs incurred on uncompleted contracts	$139,088	$415,320

Estimated profit (losses)	65,168	(10,124)

	204,256	405,196

Less: progress billings to date	182,161	398,222

	$22,095	$6,974

These amounts are included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$22,095	$6,974

Estimated losses on uncompleted contracts	-	-

	$22,095	$6,974

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In September 2008, the Company entered into an agreement with Federal Prison Industries, Inc. ("UNICOR"), under which UNICOR provided the labor for assembly and production of solar panels to the Company, and the Company sold the solar panels to Federal, civilian and military government customers of both the Company and this customer.  The agreement has a term of five years.

Under the UNICOR contract, the Company is obligated to perform sales under two separate sales and marketing programs:

●  IX shall actively market to and solicit customers, prepare customer proposals and aid customers in obtaining project financing while UNICOR assembles and produces solar panels, fabricates and assembles the product.  Pricing is $0.55 per watt for panel fabrication plus the price of photovoltaic cells that will be added to the price per unit.
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

In September 2008, the Company received $6,800,000 from UNICOR for the supply of solar cells.  This amount was initially recorded as deferred revenue.  Shipment of these solar cells began in October 2008. For the nine months ended September 30, 2009 and 2008, the Company has recognized revenue based on completion of shipments under this agreement of $1,796,238 and $0, respectively.

In September 2008, the Company entered into an agreement, under which a supplier provides the labor for the assembly and production of solar panels to the Company, and the Company sells the solar panels to a third party. The agreement has a term of one year.  In July and September 2008, the Company received $1,897,335 from this customer for the shipment of solar panels.  This amount was initially recorded as deferred revenue. For the nine months ended September 30, 2009 and 2008, the Company recognized $0 and $0 of revenue, respectively

Note 5 Affiliate Charge to Equity

For the nine months ended September 30, 2009, a Company related to the Company’s Chief Executive Officer collected certain funds on contracts entered into by the Company.  The affiliated entity did not have the ability to repay these funds that the Company was entitled to.  As a result, the Company recorded a charge to additional paid in capital of $42,823 to reflect the uncollectible receivable from this related party.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 6. Property and Equipment

At September 30, 2009 and December 31, 2008, property and equipment consists of the following:

	September 30, 2009	December 31, 2008	Estimated Useful Lives
Solar panel equipment	$1,550,000	$1,300,000	20 years
Automobiles	-	26,999	5 years
Computers and equipment	26,961	7,293	3 years
	1,576,961	1,334,292

Less: accumulated depreciation	(6,411)	(2,505)

Property and equipment - net	$1,570,550	$1,331,787

The solar panel equipment, purchased for $1,550,000, was not in service at September 30, 2009 as the Company is currently looking for suitable manufacturing warehouse space to install the equipment to manufacture its own solar panels.  The Company expects to place this asset in service by the end of fiscal year 2009 or seek a sale of this asset.

Note 7. Guarantee Letter of Credit

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

On September 30, 2008, two third party shareholders also provided personal guarantees, of $400,000 each, for the letter of credit.  In exchange for the personal guarantee, the Company issued 1,015,494 shares of the Company’s common stock to each stockholder, having a total fair value of $60,473 ($0.03/share), based upon the recent cash offering price to third parties.

Note 8.  Notes and Accrued Interest Payable

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

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

On July 21, 2008, the Company issued a note payable, of $900,000, to an affiliate of a stockholder. The note bears interest at 18%, is unsecured, has a default interest rate of 24% and is due 3 business days after the Company receives the cash proceeds from a solar panel installation job that is expected to be completed by the second quarter of 2009. In January 2009, the Company repaid an additional $250,000 of principal.  The balance due on this note as of September 30, 2009 is principal totaling $400,000 and accrued interest totaling $103,523.

Total principal due on these related party notes at September 30, 2009 is $455,000, and related accrued interest was $124,047.

(B)  Notes Payable - Other, Conversion to Equity & Accrued Interest Payable - Other

In July 2008, the Company entered into eight promissory note agreements for aggregate principal totaling $500,000 with various third parties. The notes bear interest at 5%, and the principal and interest is due and payable on the earlier of July 1, 2009 or when the Company completes the sale of any debt securities, common stock or common stock equivalents in a single transaction or series of related transactions resulting in gross proceeds of $3,500,000.  As of August 12, 2009, the Company has not repaid the balance and the notes are in default and are subject to a late fee of 18% per annum, accruing on a daily basis.  The Company is currently in negotiation with the noteholder’s to cure the default or to obtain an extension for repayment.

In July 2008, the Company entered into a Securities Purchase agreement with all eight of the note holders listed above.  The Company issued a total of 270,800 shares to the note holders in connection with these promissory notes. The number of shares each note holder received was in direct proportion to the amount of their promissory notes.  The fair value of the common shares are valued at $100,195 ($0.37/share) based upon the fair value of stock issued to a third party for services rendered.  This amount is treated as a debt issue cost and is being amortized to interest expense over the life of the underlying promissory notes.

As of September 30, 2009 and 2008, the Company recorded amortization of debt issue costs to interest expense of $51,816 and $1,861, respectively.

Note 9. Stockholders’ Equity (Deficit)

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

On February 12, 2009, the Company issued 150,000 shares of common stock to a now former employee for services rendered, having a fair value of $225,000 ($1.50/share), based upon the quoted closing trading price.

On February 27, 2009, the Company issued 500,000 shares of common stock to a consultant for services rendered, having a fair value of $505,000 ($1.01/share), based upon the quoted closing trading price.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

On March 9, 2009, the Company issued 10,000 shares of common stock to an employee for services rendered, having a fair value of $10,100 ($1.01/share), based upon the quoted closing trading price.

On May 12, 2009, the Company issued 135,303 shares of common stock to a consultant for services rendered in full settlement of amounts due of $54,121 ($0.44/share), based upon the price per share paid by investors in the private placement as agreed upon by the Company and the consultant (See Note 9(D)).  In connection with this issuance, the Company recorded a loss on settlement of accounts payable of $5,412.

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

On May 26, 2009, the Company issued 470,000 shares of common stock to a consultant for services rendered pursuant to an agreement dated April 1, 2009 in settlement of $50,000.  The fair value of the stock issuance was $155,100 ($0.33/share), based upon the quoted closing trading price.  The Company recorded an additional expense for stock issued for services of $108,100. The balance of $47,000 has been capitalized as a prepaid asset that is being amortized ratably through March 31, 2010.  The Company is also required to issue an additional 30,000 shares of common stock by December 31, 2009 for services to be provided.

Pursuant to an amended agreement dated May 26, 2009 with a consultant to provide legal services, on May 26, 2009, the Company issued 100,000 shares of common stock, having a fair value of $33,000 ($0.33/share), based upon the quoted closing trading price.

On May 29, 2009, the Company issued 10,000 shares of common stock to a consultant for services pursuant to an agreement on the same date, having a fair value of $3,200 ($0.32/share), based upon the quoted closing trading price. On June 29, 2009, the Company issued an additional 50,000 shares of common stock, having a fair value of $15,000 ($0.30/share), based upon the quoted closing trading price.

On July 26, 2009 and September 26, 2009, the Company issued 8,333 and 8,333 shares of common stock, respectively to a consultant for services rendered pursuant to an agreement dated February 16, 2009.  The shares have a fair value of $917 and $750 ($0.11/share and $0.09/share), respectively, based upon the quoted closing trading price.

On July 31, 2009, the Company issued 25,000 shares of common stock to a consultant for services rendered pursuant to an agreement dated July 31, 2009.  The shares have a fair value of $4,000 ($0.16/share) based upon the quoted closing trading price.  In addition, the Company issued 105,682 and 112,500 shares of common stock on August 31, 2009 and September 30, 2009 to this same consultant as a monthly payment pursuant to his consulting agreement, having a fair value of $11,625 and $11,250 ($0.11/share and $0.10/share), respectively, based upon the quoted closing trading price.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

On August 10, 2009 and September 30, 2009, the Company issued 200,000 and 150,000 shares of common stock to a consultant for services rendered.  The shares have a fair value of $26,000 and $15,000 ($0.13/share and $0.10/share), based upon the quoted closing trading price.

On August 13, 2009 and September 27, 2009, the Company issued 334,000 and 333,000 shares of common stock to a consultant for services rendered pursuant to an agreement dated August 13, 2009.  The shares have a fair value of $43,420 and $29,970 ($0.13/share and $0.09/share), respectively, based upon the quoted closing trading price.

On August 27, 2009, the Company issued 55,000 shares of common stock to its Chief Financial Officer for services rendered pursuant to an employment agreement dated August 27, 2009.  The shares have a fair value of $6,765 ($0.12/share), based upon the quoted closing trading price.  In addition, the Company issued 76,660 shares of common stock on September 30, 2009 to this officer as a monthly payment pursuant to his employment agreement, having a fair value of $7,666 ($0.10/share), respectively, based upon the quoted closing trading price.

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

On March 23, 2009, the Company entered into a one-year agreement with a consultant to provide services.  In addition to monthly fees of $5,000 (See Note 9(A)), the Company will issue stock options in the amount of 5,000 per month, vesting immediately upon the date of grant of each issuance.  On May 12, 2009, the Company granted 15,000 options to this individual for April through September 2009, having a fair value of $4,295.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk free interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

During July through September 2009, the Company granted a total of 15,000 options to this individual, having a  total fair value of $1,722.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.10 - $0.16
Expected dividends	0%
Expected volatility	152,24% - 169.77%
Risk free interest rate	2.31% - 2.53%
Expected life of option	5 years
Expected forfeitures	0%

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

On July 6, 2009, the Company also granted 100,000 options due to a consultant to provide legal services pursuant to an amended consulting agreement dated May 26, 2009, having a fair value of $15,136.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.23
Expected dividends	0%
Expected volatility	83.21%
Risk fee interest rate	1.18%
Expected life of option	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007	-	$
Granted	-	$
Exercised	-	$
Forfeited	-	$
Outstanding – December 31, 2008	-	$
Granted	5,116,132		$0.45
Exercised	-	$
Forfeited	(120,000)		$0.44
Outstanding – September 30, 2009	4,996,132		$0.45
Exercisable – September 30, 2009	1,993,510		$0.47
Weighted average fair value of options granted during the period ended September 30, 2009	1,416,158		$0.28
Weighted average fair value of options exercisable at September 30, 2009	548,987		$0.28

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Options outstanding
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.10 - $0.50	4,996,132	4.72 years	$0.45

Options exercisable
Range of exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.10 - $0.50	1,993,510	4.72 years	$0.47

At September 30, 2009, the total intrinsic value of options outstanding and exercisable was $0.

For the three and nine months ended September 30, 2009, the Company recognized stock based compensation of $149,723 and $615,214, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2009:

Total unrecognized share-based compensation expense from non-vested stock options at September 30, 2009 was $832,807, which is expected to be recognized over a weighted average period of approximately of 1.56 years.

(D) Private Placement and Registration Rights Agreement

During 2009, the Company sold 7.25 units at $100,000 per unit.  Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $0.50 per share.  Gross proceeds for these additional units were $725,000 and the Company paid direct offering costs of $201,775.  As a result of the offering, the Company issued an additional 1,812,500 shares of common stock and 1,952,500 warrants, inclusive of 140,000 warrants paid to a placement agent as a direct offering cost.  The total warrants of 490,000 that were paid as a direct offering cost have a net effect of zero on the statement of equity and had a fair value of $48,975 (See Note 9(F) for additional detail).

The Company also granted the investors registration rights for the common stock and common stock underlying the warrants.  The Company can be assessed liquidated damages, as defined in the agreement, for the failure to file a registration statement within 180 days from the termination from the offering as well as to have the registration statement declared effective. The termination date was February 25, 2009. Penalties will be assessed at 1% per month, payable in cash, for every 30 day period under which the Company is in default under the terms of the registration rights agreement, up to a maximum of 10%. In assessing the likelihood and amount of possible liability for liquidated damages, the Company has passed the 180 day period and the registration statement has still not gone effective.  As a result, the Company will accrue the maximum 10% liquidated damages which is equivalent to:

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Liquidated damages are as follows:

Equity raised	$3,475,000

Maximum penalty	10%

$347,500

(E) Consulting Agreements

On March 20, 2009, the Company entered into a one-year agreement with a consultant to provide investor relation services.  In addition to monthly fees of $5,500, the Company issued a five-year warrant to purchase 200,000 shares of common stock, having a fair value of $69,708 ($0.35/share).

The Black-Scholes assumptions used are as follows:

Exercise price	$0.55
Expected dividends	0%
Expected volatility	78.88%
Risk free interest rate	1.23%
Expected life of option	5 years
Expected forfeitures	0%

At September 30, 2009, the Company had recognized $37,050 of expense related to this agreement.

(F) Warrants & Derivative Liability

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2007	-	$
Granted	7,225,000		$0.50
Exercised	-	$
Forfeited	-	$
Outstanding – December 31, 2008	7,225,000		$0.50
Granted	2,152,500		$0.50
Exercised	-	$
Forfeited	-
Outstanding – September 30, 2009	9,377,500		$0.50
Exercisable – September 30, 2009	9,377,500		$0.50

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Warrants outstanding/exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.50	9,377,500	2.44 years	$0.50

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

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company measured the fair value of these warrants using a Black-Scholes valuation model on January 1, 2009, since this represents the effective commitment date since these warrants were not indexed to the Company’s own stock. The fair value of the 7,225,000 warrants was determined to be $1,320,995 based upon the following management assumptions:

The Black-Scholes assumptions used are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	78.88%
Risk free interest rate	0.94%
Expected life of option	3 years
Expected forfeitures	0%

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

The Black-Scholes assumptions used are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	80.91%
Risk free interest rate	1.49%
Expected life of option	3 years
Expected forfeitures	0%

The fair value of these warrants was recorded on February 25, 2009 as derivative expense.

Mark to Market

At September 30, 2009, the Company re-measured these warrants and recorded a fair value of $108,644.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as income totaling $807,900 and $2,635,268 for the three and nine months ended September 30, 2009. The following management assumptions were considered:

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Black-Scholes assumptions used are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	82.62%
Risk free interest rate	1.45%
Expected life of option	3 years
Expected forfeitures	0%

Note 10. Reverse Acquisition and Recapitalization

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

Note 11. Commitments and Contingencies

(A)  Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

1.
A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover the sum of $101,820, plus costs and disbursements. The original complaint was divided into two pieces, with the first piece totaling $40,000 being submitted to arbitration before the Joint Committee on Fee Disputes and Conciliation in dispute of attorney’s fees against the above-referenced vendor to recover fees of $40,000.  The arbitrators awarded a judgment of $33,000 in this portion of the case, and the Company had accrued this amount in full at September 30, 2009. The remaining $61,820 remains in dispute, however, no estimate or range of loss can be estimated at this time.

2.
A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note issued by the Company, seeking summary judgment for repayment of the principal amount of the Note in the amount of $150,000 plus accrued interest.  The Company has recorded $10,643 of interest on this note. while this case was in progress. On September 30, 2009, the court awarded a judgment against the Company for a total amount of $177,846 inclusive of interest and legal fees.

3.
In September 2009, the Company was served with a claim for breach of contract, breach of implied covenant of good faith and fair dealing and a breach of guarantee in the Superior Court of the State of California, County of San Diego.  The amount claimed in the complaint is $175,000. The Company cannot at this time estimate the amount or range of loss in connection with this matter.

IX Energy Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

(B)  Employment agreements

(1) Chief Executive Officer

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

The Black-Scholes assumptions used are as follows:

Exercise price	$0.48 – $0.50
Expected dividends	0%
Expected volatility	78.88% - 82.16%
Risk free interest rate	0.98% - 1.03%
Expected life of option	5 years
Expected forfeitures	0%

 (2)  Former President

February 12, 2009, the Company entered into a three-year employment agreement with Karen Morgan to serve as President of the Company. Effective October 22, 2009, Karen Morgan resigned as President of IX Energy Holdings, Inc.  In February 2009, the Company paid $25,000 as s sign-on bonus.  The Company agreed to issue 150,000 shares of common stock as additional compensation, having a fair value of $225,000 ($1.50/share) based upon the closing price on the date of the employment agreement (See Note 9(A)).  Also, the Company granted 2,500,000 of the Company’s non-qualified options vesting quarterly.  Under the terms of the plan, these stock options are subject to board approval.

On May 12, 2009, the Company granted 2,500,000 options to this individual, having a fair value of $715,900.

The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk free interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

(3)  Chief Financial Officer

Effective August 27, 2009, Michael Weinstein was retained as Chief Financial Officer of the Company.  Pursuant to the terms of the Agreement, this agreement is for an initial term of 90 days which commenced on August 27, 2009. The agreement provides for a monthly compensation of $8,500 in cash and $7,666 in shares of the Company’s common stock.

If the Company shall consummate a bridge financing transaction during the term of the employment agreement, base Salary shall be paid solely in cash. The Company agreed to grant a signing bonus of 55,000 shares of common stock, having a fair value of $6,765 ($0.12/share), based upon the quoted closing trading price; of the Company’s common stock and a cash payment of $7,500

(4) Others

In March 2009, the Company entered into two separate two-year employment agreements to serve as executives. Annual salary ranged from $87,000 - $120,000 plus entitlement to an annual bonus based upon the Company’s performance during each year of employment.  The Company agreed to issue 10,000 shares of common stock as additional compensation to one individual, having a fair value of $10,100 ($1.01/share) based upon the closing price on the date of the employment agreement.

On May 12, 2009, the Company granted 320,000 options to these individuals, having a fair value of $91,635.

The Black-Scholes assumptions used are as follows:

Exercise price	$0.44
Expected dividends	0%
Expected volatility	82.16%
Risk free interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

In July 2009, one individual, who was granted 120,000 options was terminated.  As of September 30, 2009, none of the options were vested.

Note 11. Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 20, 2009, the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Overview

IX Energy was incorporated in the State of Delaware on March 3, 2006 for the purpose of designing, manufacturing and installing high-performance solar electric power technologies. Historically, our operations have principally involved the integration and installation of solar power systems manufactured by third parties. However, in an effort to become a vertically integrated solar products and services company that manufactures, designs, markets and installs its own solar power systems, we have recently entered into an agreement to manufacture solar modules that will be marketed primarily to federal, military and civilian agencies.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. During the three months ended September 30, 2009, we recorded revenues of $114,541 as compared to $1,039,857 for the three months ended September 30, 2008, respectively.  This decrease of $925,316 was related to lower resale transactions for solar panels in the three months ended September 30, 2009 that did not occur during the three months ended September 30, 2008, respectively..   Business activity and revenues were significantly impacted by the recession and the lack of credit and bank lending to fund solar projects.

Cost of Sales. During the three months ended September 30, 2009, we recorded cost of sales of $95,385 as compared to $1,056,242 for the three months ended September 30, 2008.  This decrease of $960,857 was related to the purchasing of solar panels for resale in 2008 that did not occur in 2009.

Our margin on the resale of solar panels was approximately 17% for the three months ended September 30, 2009 as compared to less than 1% for the three months ended September 30, 2008, respectively.  Additionally, our margin on our construction in progress contracts for the three months ended September 30, 2009 was approximately (82%) as compared to 18% for the three months ended September 30, 2008, respectively.

Operating Expenses. During the three months ended September 30, 2009, we recorded operating expenses of $1,221,482, as compared to $618,595 for the three months ended September 30, 2008, respectively, representing an increase of $602,887. This increase in operating expenses was primarily made up of approximately $163,000 for increased hiring in 2009 for our management and administrative staff, approximately $276,000 related to legal, consulting and accounting services, approximately $181,000 related to stock-based compensation, $108,000 related to a loss on sale of a fixed asset, and approximately $70,000 related to common stock issued for services.

Loss from Operations. During the three months ended September 30, 2009, we recorded an operating loss of $1,202,326, as compared to loss of $634,980 for the three months ended September 30, 2008, respectively, representing an increase of $567,346. This increase in loss from operations was primarily due to increased operational expenses by $602,887 that was partially offset by our gross profit in 2009.

Provision for Income Taxes. We did not recognize any provision for income taxes during the three months ended September 30, 2009 and 2008 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. During the nine months ended September 30, 2009, we recorded revenues of $2,073,075 as compared to $5,707,284 revenue for the nine months ended September 30, 2008, respectivley.  This decrease of $3,634,209 was related to lower resale transactions for solar panels in the first nine months of 2009 that did not occur in the first nine months of 2008 due to the slowdown in the economy and general lack of availability of credit for solar projects.

Cost of Sales. During the nine months ended September 30, 2009, we recorded cost of sales of $1,685,170 as compared to $5,613,677 for the nine months ended September 30, 2008, respectively.

Our margin on the resale of solar panels was approximately 19% for the nine months ended September 30, 2009 as compared to 2% for the nine months ended September 30, 2008, respectively. We expect our margins to sequentially increase going forward as we now have a more favorable arrangement with our suppliers and vendors.

Our margin on our construction in progress contracts for the nine months ended September 30, 2009 was approximately 1% as compared to (1%) for the nine months ended September 30, 2008, respectively. We believe that our margin for the nine months ended September 30, 2009 is representative of our contracts going forward.

Operating Expenses. During the nine months ended September 30, 2009, we recorded operating expenses of $7,609,232, as compared to $1,003,131 for the nine months ended September 30, 2008, representing an increase of $6,606,101, respectively. This increase in operating expenses was primarily comprised up approximately $344,000 for increased hiring in 2009 for our management and administrative staff, approximately $560,000 related to legal, consulting and accounting services, approximately $465,000 related to stock-based compensation , approximately $3,765,000 related to common stock issued for employee compensation, and approximately $610,000 related to common stock issued for services and $108,000 related to a loss on the sale of a fixed asset.

Loss from Operations. During the nine months ended September 30, 2009, we recorded an operating loss of $7,221,327, as compared to a loss of $909,524 for the nine months ended September 30, 2008, representing an increase of $6,311,803, respectively. This increase in loss from operations was primarily due to increased operational expenses by $6,606,101 that was partially offset by our gross profit in 2009.

Provision for Income Taxes. We did not recognize any provision for income taxes during the nine months ended September 30, 2009 or 2008 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

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

Although we recently raised an aggregate of $3.475 million in a private placement, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are favorable  to us.

We will need to raise a minimum of $3.0 million for us to execute our business plan in the short term. If we do not raise this additional capital our business will be substantially impaired.

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

Cash and Cash Equivalents.

As of September 30, 2009, we had cash and cash equivalents of $722,952, as compared to cash and cash equivalents of $4,736,812 as of December 31, 2008, respectively.

Net Cash Provided By Operating Activities.
Net cash used in operating activities totaled $3,791,180 for the nine months ended September 30, 2009, as compared to cash provided by of $1,816,197 for the nine months ended September 30, 2008. This increase was primarily due to a net loss of $6,117,381, decreases in deferred revenue of $1,796,238 (deferred revenue decreased as we received payment in the prior period and shipped to the customer in the quarter ended March 31, 2009), a decrease in accounts payable and accrued expenses of $169,411 (as the company sought ways to cut expenses and pay off old unpaid balances), a change in fair value of derivative liability based upon revaluation at September 30, 2009 of $2,635,268, an increase in accounts receivable of $96,281 and an increase in prepaid expenses of $88,309, respectively. This was partially offset by derivative expense related to warrants issued on the private placement of $1,422,917, issuance of common stock for consulting services of $864,837, common stock issued to employees for services rendered of $3,675,303, and employee stock-based compensation related to stock options of $603,846.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $272,905 during the nine months ended September 30, 2009, as compared to net cash used in investing activities of $71,525 during the nine months ended September 30, 2008, respectively. Cash used in investing activities during the nine months ended September 30, 2009 was comprised of purchases of property and equipment for $268,667 and an investment in a joint venture of $17,238.

Net Cash Provided By Financing Activities

Net cash provided by financing activities totaled $50,225 during the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $1,438,252 during the nine months ended September 30, 2008, respectively. The proceeds for the nine months ended September 30, 2009 were derived from common stock for cash in a private placement totaling $725,000.  This was partially offset by repayment of notes payable of $473,000 to a related party and cash paid as direct offering costs of $201,775 related to the proceeds raised in the private placement.

Going Concern
As reflected in the accompanying financial statements, the Company has a net loss of $6,117,381 and net cash used in operations of $3,791,180 for the nine months ended September 30, 2009; and had a working capital deficit of $1,635,554, and an accumulated deficit of $10,373,321 at September 30, 2009, respectively.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of $3.0 million capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used by us in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and at the end of each quarter prior to the public release of our financial results.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding our critical accounting policies and estimates.

Accounts Receivable. Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. However, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. For percentage of completion installation projects, the amounts are rebates and they are factored into the total estimated contract price when doing percentage of completion to recognize revenue on each project. At the completion of a solar installation project we record a receivable from the electric company. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of September 30, 2009 and December 31, 2008 no allowance was required.

At September 30, 2009 and December 31, 2008, the Company had a concentration of accounts receivable from three customers totaling 100%.  For the nine months ended September 30, 2009, the Company had a concentration of sales with four customers totaling 100%. For the year ended December 31, 2008, the Company had a concentration of sales with four customers totaling 100%.

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

Revenues from these arrangements are recognized upon shipment from the supplier to these third parties.  In addition, the Company has reviewed the relevance of gross versus net reporting. Upon the Company’s review of this guidance, as well as SAB No. 104, the Company has determined that it is subject to gross reporting as it bears the risk of physical loss of inventory in each of these arrangements, takes title to the inventory, is the primary obligor in the arrangements, establishes the pricing with customers, has discretion in the selection of suppliers, determines product specifications with customers and suppliers and it has credit risk on all sales.

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

Share based payment arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is a party to the following actions:

A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover the sum of $101,820, plus costs and disbursements. The original complaint was divided into two pieces, with the first piece totaling $40,000 being submitted to arbitration before the Joint Committee on Fee Disputes and Conciliation in dispute of attorney’s fees against the above-referenced vendor to recover fees of $40,000.  The arbitrators awarded a judgment of $33,000 in this portion of the case, and the Company had accrued this amount in full at September 30, 2009. The remaining $61,820 remains in dispute, however, no estimate or range of loss can be estimated at this time.

A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note issued by the Company, seeking summary judgment for repayment of the principal amount of the Note in the amount of $150,000 plus accrued interest.  The Company has recorded $10,643 of interest on this note. while this case was in progress. On September 30, 2009, the court awarded a judgment against the Company for a total amount of $177,846 inclusive of interest and legal fees.

In September 2009, the Company was served with a claim for breach of contract, breach of implied covenant of good faith and fair dealing and a breach of guarantee in the Superior Court of the State of California, County of San Diego.  The amount claimed in the complaint is $175,000. The Company cannot at this time estimate the amount or range of loss in connection with this matter.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors described in our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2009, the Company’s Board of Directors approved the following issuances:

•	An aggregate of 926,848 shares valued at $101,932 for consulting services

•	An aggregate of 482,760 shares valued at $55,541 for services

In connection with the issuance of such shares, we relied on the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications required of Principal Financial and Accounting Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IX Energy Holdings, Inc.

Date: November 23, 2009	By:	/s/ Steven Hoffman
Name: Steven Hoffman
Title: Chief Executive Officer and Director (Principal Executive Officer)

IX Energy Holdings, Inc.

Date: November 23, 2009	By:	/s/ Michael Weinstein
Name: Michael Weinstein
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)