Form 10-K/A
period 2008-12-31
IX ENERGY HOLDINGS, INC.
filed 2010-03-15
CIK 1432140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K/A

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSIONFILE NUMBER 333-142076

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KA (the “Amendment”) amends our annual report on Form 10-K for the period ended December 31, 2008  as filed with the Securities and Exchange Commission on ________ (the “Original Filing”).

This Amendment is being filed to restate our financial statements and amend the financial disclosure (see Note 1) to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis.  The Company previously issued common stock at a valuation per share that was not reflective of the fair value of these issuances. The Company has retroactively considered various factors, including the timeline of events within the Company’s evolution, status as a private company at the date of these issuances, valuation of stock issued to third parties for services rendered, and the raising of cash proceeds in a private placement during 2008. The initial valuation of the shares being restated were originally valued at $0.03/share, the result of the restatement required these share issuances to be fair valued at $0.37/share.

The following items of the Annual Report on Form 10-K for the year  ended December 31, 2008 are being amended:

•	Part I – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8. Financial Statements

•	Part II– Item 9A. Controls and Procedures

All other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008  remains unchanged. This filing does not reflect any subsequent information or events, except the restatement described above. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2008 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings, if any, contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Annual Report.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A(T).	Controls and Procedures	24
Item 9B.	Other Information	24

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	25
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationship and Related Transactions, and Director Independence	28
Item 14.	Principal Accountant Fees and Services	27
Item 15.	Exhibits	29

SIGNATURES		30

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

GENERAL

Since its inception, IX Energy’s operations have principally involved the integration and installation of solar power systems manufactured by third parties. However, in an effort to become a vertically integrated solar and renewable energy solutions company  that markets, designs, engineers, installs and finances solar  systems today, IX Energy, entered into an agreement with Federal Prison Industries, Inc. ("UNICOR") to manufacture solar modules that will be marketed primarily to federal military and civilian agencies.  We are currently in negotiations with various manufacturing partners to set up a solar panel manufacturing joint venture where we will provide the equipment and sales and marketing and our joint venture partner will provide operating capital for a the joint venture.  As of March 31, 2009, we have purchased $1,550,000 of solar panel equipment.  The solar panel equipment is a 12MW fully automated manufacturing line. We are currently looking for suitable manufacturing warehouse space to install the equipment to manufacture our own solar panels.

 Restatement

The Company previously issued common stock at a valuation per share that was not reflective of the fair value of these issuances.  The Company has retroactively considered various factors, including the timeline of events within the Company’s evolution, status as a private company at the date of these issuances, valuation of stock issued to third parties for services rendered, and the raising of cash proceeds in a private placement during 2008. The initial valuation of the shares being restated were originally valued at $0.03/share, the result of the restatement required these share issuances to be fair valued at $0.37/share.

The affected accounts have been restated to correctly reflect the appropriate fair value adjustments.  Accordingly, the financial statements have been restated as follows:

	As originally reported	Restatement adjustment	As restated
Balance Sheet as of December 31, 2008

Debt issue costs, net of accumulated amortization of $48,379 and $0 in 2008 and 2007	$4,170	$47,646	$51,816

Total Assets	$6,168,163	$47,646	$6,215,809

Additional paid in capital	$2,962,960	$1,510,826	$4,473,786

Accumulated deficit	$(1,471,765)	$(1,463,180)	$(2,934,945)

Total Stockholders Equity	$1,497,048	$47,646	$1,544,694

Total Liabilities and Stockholders’ Equity	$6,168,163	$47,646	$6,215,809

Statement of Operations for the Year ended December 31, 2008:

General and administrative	$1,567,352	$36,693	$1,604,045

Total operating expenses	$1,567,352	$36,693	$1,604,045

Loss from operations	$(1,135,276)	$(36,693)	$(1,171,969)

Interest expense	$(107,743)	$(44,486)	$(152,229)

Letter of credit fee—stockholders	$(120,946)	$(1,382,001)	$(1,502,947)

Total other expense—net	$(222,216)	$(1,426,487)	$(1,648,703)

Net loss	$(1,357,492)	$(1,463,180)	$(2,820,672)

Net Loss per Share—Basic and Diluted	$(0.03)	$(0.03)	(0.06)

	As originally reported	Restatement adjustment	As restated
Statement of Cash Flows for the Year ended December 31, 2008:

Net loss	$(1,357,492)	$(1,463,180)	$(2,820,672)

Common stock issued for loan fee—stockholders	$120,946	$1,382,001	$1,502,947

Common stock issued for consulting services—related parties	$24,979	$28,331	$53,310

Common stock issued for officer’s compensation	$6,667	$8,362	$15,029

Amortization of debt issue costs	$3,893	$44,486	$48,379

Due from affiliate	$44,325	$(44,325)	$—

Net Cash Provided by (Used in) Operating Activities	$2,115,793	$(44,325)	$2,071,468

Due from affiliate	$(44,325)	$44,325	$—

Net Cash Provided by (Used in) Investing Activities	$(1,370,858)	$44,325	$(1,326,533)

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

Cost of Sales . During the year ended December 31, 2008, we recorded cost of sales of approximately $10,399,000 as compared to cost of sales of approximately $261,000 for the year ended December 31, 2007. Approximately $10,235,000 of this increase was related to the sale of solar panels. The remaining decrease of approximately $97,000 of cost of sales is related to our completion and ongoing construction in progress contracts.

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

Operating Expenses . During the year ended December 31, 2008, we recorded operating expenses of approximately $1,6 04,0 00, as compared to operating expenses of approximately $26,000 for the year ended December 31, 2007, representing an increase of approximately $1, 578 ,000. This increase in operating expenses was primarily made up of approximately $495,000 for increased hiring in 2008 for our management and administrative team and approximately $ 691 ,000 related to legal, consulting and accounting expenses primarily related to the reverse merger of our company into a public shell.

Other income (expense).  During the year ended December 31, 2008 and 2007, we recorded $(1,648,703) and $1,576 in total other expense, net, respectively.  The increase of $1,647,127 is primarily attributed to letter of credit fees.   During 2008, we incurred $1,502,947 in letter of credit fees associated with personal guarantees of our management for the letters of credit.  The expense represents the fair value of the common stock issued related to our guarantees.  There were no such guarantees in 2007.  Interest expense was $(152,229) and $(1,527) for the periods ended December 31, 2008 and 2007, respectively.  The increase of $150,702 is related to the promissory notes and common stock issued with the notes in 2008 that were not outstanding in 2007.  Additionally, there was debt discount amortization included in interest expense of $48,379 in 2008, and $-0- in 2007.

Loss from Operations . During the year ended December 31, 2008, we recorded an operating loss of approximately $1, 172 ,000, as compared to an operating loss of approximately $101,000 for the year ended December 31, 2007, representing an increase of approximately $1, 071 ,000. This increase in loss from operations was primarily due to increased operation expenses by approximately $1, 578 ,000 that was partially offset by our gross profit.

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

ITEM 9(T). CONTROLS AND PROCEDURES.

Item 9A

Management’s  Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As discussed in the Explanatory Note at the beginning of this report and in Note 1 of the Notes to the Consolidated Financial Statements, the Company has restated its financial statements for the period ended December 31, 2008 .In connection with the restatement, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the period covered by this annual report and have concluded that the Company’s disclosure controls and procedures were not effective.
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

Our management re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the COSO framework, an integrated  framework for the evaluation of internal controls issued by the Committee of Sponsoring  Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed as plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

Changes in  Internal  Control  Over  Financial  Reporting.

During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management's report in this annual report .

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

10.18	Teaming Agreement, dated February 14, 2008, between Federal Prison Industries, Inc. and IX Energy(Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.19	Solar Panel Manufacture Agreement, dated June 19, 2008, between Federal Prison Industries, Inc. and IX Energy, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).
10.20	OEM Supply Agreement, dated June 24, 2008, between Tynsolar Corporation and IX Energy, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on January 6, 2009).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IX ENERGY HOLDINGS INC.

Dated: March 15, 2010	By:	/s/ Steven Hoffmann
Steven Hoffmann Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven Hoffmann	Chief Executive Officer, Chief Financial Officer and	March 15, 2010
Steven Hoffmann	Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Robert Lynch, Jr.	Director	March 15, 2010
Robert Lynch, Jr.

IX ENERGY HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2008 (Consolidated) and 2007	F-3

Statements of Operations For the Years Ended December 31, 2008 (Consolidated) and 2007	F-4

Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2008 (Consolidated) and 2007	F-5

Statements of Cash Flows For the Years Ended December 31, 2008 (Consolidated) and 2007	F-6

Notes to Financial Statements For the Years Ended December 31, 2008 (Consolidated) and 2007	F-7 – F-21

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used an d significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2, 6, 7, 8, 10 and 11, the financial statements for the year ended December 31, 2008 have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IX Energy Holdings, Inc. and Subsidiaries as of December 31, 2008 (consolidated) and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
March 20, 2009 , except for Notes 1, 2, 6, 7, 8, 10 and 11 as to which the date is September 30, 2009.

IX Energy Holdings, Inc. and Subsidiary
Balance Sheets
December 31, 2008 (Consolidated) and 2007
(As Restated)

	2008	2007
	(As Restated)
Assets
Assets
Cash and cash equivalents	$4,736,812	$176,160
Accounts receivable (including retainage of $0 and $8,210 in 2008 and 2007)	84,420	82,100
Costs and estimated earnings in excess of billings on uncompleted contracts	6,974	57,340
Deposits	4,000	—
Total Current Assets	4,832,206	315,600

Property and equipment, net of accumulated depreciation of $2,505 and $0 in 2008 and 2007	1,331,787	—

Debt issue costs, net of accumulated amortization of $48,379 and $0 in 2008 and 2007	51,816	—
Total Assets	$6,215,809	$315,600
Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$525,994	$—
Notes payable — related party	873,000	184,748
Notes payable — other	500,000	—
Accrued interest payable — related party	76,217	61
Accrued interest payable — other	12,071	—
Deferred revenue	2,683,833	—
Estimated losses on uncompleted contracts	—	20,172
Total Current Liabilities	4,671,115	204,981

Stockholders’ Equity
Common stock, $0.0001 par value, 100,000,000 shares 58,528,285 and 41,635,688 shares issued and outstanding	5,853	4,164
Additional paid in capital	4,473,786	220,728
Accumulated deficit	(2,934,945)	(114,273)
Total Stockholders’ Equity	1,544,694	110,619
Total Liabilities and Stockholders’ Equity	$6,215,809	$315,600

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Operations
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

	2008	2007
	(As Restated)

Revenues — solar panels	$10,612,270	$—
Revenues — construction contracts	219,256	185,940
Total revenues	10,831,526	185,940

Cost of revenues — solar panels	10,235,171	—
Cost of revenues — construction contracts	164,279	260,740
Total cost of revenues	10,399,450	260,740

Gross profit (loss)	432,076	(74,800)

Operating expenses
General and administrative	1,604,045	25,897
Total operating expenses	1,604,045	25,897

Loss from operations	(1,171,969)	(100,697)

Other income (expense)
Interest income	42,348	—
Interest expense	(152,229)	(1,576)
Transaction loss	(35,875)	—
Letter of credit fee — stockholders	(1,502,947)	—
Total other expense — net	(1,648,703)	(1,576)

Net loss	$(2,820,672)	$(102,273)

Net Loss per Share — Basic and Diluted	$(0.06)	$(0.00)

Weighted Average Number of Shares Outstanding
During the Year — Basic and Diluted	43,911,325	37,141,315

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

	Common Stock, $0.0001 Par Value
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	33,308,550	$3,331	$8,669	$(12,000)	$—

Common stock issued for cash	8,327,138	833	247,107	—	247,940

Forgiveness of amounts due from affiliate	—	—	(35,048)	—	(35,048)

Net loss for the year ended December 31, 2007	—	—	—	(102,273)	(102,273)

Balance, December 31, 2007	41,635,688	4,164	220,728	(114,273)	110,619

Common stock issued for loan fee — stockholders	4,332,818	433	1,602,709	—	1,603,142

Common stock issued for consulting services — related parties	144,201	14	53,296	—	53,310

Common stock issued for officer’s compensation	40,578	4	15,025	—	15,029

Forgiveness of amounts due from affiliate	—	—	(44,325)	—	(44,325)

Deemed issuance in recapitalization	5,500,000	550	(424)	—	126

Common stock issued for cash & warrants in private placement	6,875,000	688	2,749,312	—	2,750,000

Cash paid as direct offering costs	—	—	(122,535)	—	(122,535)

Net loss for the year ended December 31, 2008	—	—	—	(2,820,672)	(2,820,672)

Balance, December 31, 2008, as restated	58,528,285	$5,853	$4,473,786	$(2,934,945)	$1,544,694

See accompanying notes to financial statements

IX Energy Holdings, Inc. and Subsidiary
Statements of Cash Flows
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)
	2008	2007
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,820,672)	$(102,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for loan fee — stockholders	1,502,947	—
Common stock issued for consulting services — related parties	53,310	—
Common stock issued for officer’s compensation	15,029	—
Depreciation	2,505	—
Amortization of debt issue costs	48,379	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(46,645)	(117,148)
Cost & estimated earnings in excess of billings on uncompleted contracts	50,366	(57,340)
Deposits	(4,000)	—
Increase (Decrease) in:
Accounts payable and accrued expenses	518,361	—
Accrued interest payable — related party	76,156	61
Accrued interest payable — other	12,071	—
Estimated losses on uncompleted contracts	(20,172)	20,172
Deferred revenue	2,683,833	—
Net Cash Provided by (Used in) Operating Activities	2,071,468	(256,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	7,759	—
Purchase of property and equipment	(1,334,292)	—
Net Cash Used in Investing Activities	(1,326,533)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made to related party	—	(50,000)
Advances repaid by related party	—	50,000
Proceeds from issuance of notes payable — related party	938,252	184,748
Proceeds from issuance of notes payable — other	500,000	—
Repayment of notes payable — related party	(250,000)	—
Proceeds from issuance of common stock — related party	—	247,940
Proceeds from common stock & warrants issued for cash in private placement	2,750,000	—
Cash paid as direct offering costs	(122,535)	—
Net Cash Provided By Financing Activities	3,815,717	432,688

Net Increase in Cash and Cash Equivalents	4,560,652	176,160

Cash and Cash Equivalents — Beginning of Year	176,160	—

Cash and Cash Equivalents — End of Year	$4,736,812	$176,160

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$—	$—
Interest	$15,622	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Stock issued as debt issue costs	$100,195	$—
Forgiveness of amounts due from affiliate	$44,325	$35,048

See accompanying notes to financial statements

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

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

Restatement

The Company previously issued common stock at a valuation per share that was not reflective of the fair value of these issuances. The Company has retroactively considered various factors, including the timeline of events within the Company’s evolution, status as a private company at the date of these issuances, valuation of stock issued to third parties for services rendered, and the raising of cash proceeds in a private placement during 2008. The initial valuation of the shares being restated were originally valued at $0.03/share, the result of the restatement required these share issuances to be fair valued at $0.37/share.

The affected accounts have been restated to correctly reflect the appropriate fair value adjustments. Accordingly, the financial statements have been restated as follows:

	As originally reported	Restatement adjustment	As restated
Balance Sheet as of December 31, 2008

Debt issue costs, net of accumulated amortization of $48,379 and $0 in 2008 and 2007	$4,170	$47,646	$51,816

Total Assets	$6,168,163	$47,646	$6,215,809

Additional paid in capital	$2,962,960	$1,510,826	$4,473,786

Accumulated deficit	$(1,471,765)	$(1,463,180)	$(2,934,945)

Total Stockholders Equity	$1,497,048	$47,646	$1,544,694

Total Liabilities and Stockholders’ Equity	$6,168,163	$47,646	$6,215,809

Statement of Operations for the Year ended December 31, 2008:

General and administrative	$1,567,352	$36,693	$1,604,045

Total operating expenses	$1,567,352	$36,693	$1,604,045

Loss from operations	$(1,135,276)	$(36,693)	$(1,171,969)

Interest expense	$(107,743)	$(44,486)	$(152,229)

Letter of credit fee — stockholders	$(120,946)	$(1,382,001)	$(1,502,947)

Total other expense — net	$(222,216)	$(1,426,487)	$(1,648,703)

Net loss	$(1,357,492)	$(1,463,180)	$(2,820,672)

Net Loss per Share — Basic and Diluted	$(0.03)	$(0.03)	(0.06)

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

Note 1 - Basis of Presentation (continued)

	As originally reported	Restatement adjustment	As restated
Statement of Cash Flows for the Year ended December 31, 2008:

Net loss	$(1,357,492)	$(1,463,180)	$(2,820,672)

Common stock issued for loan fee — stockholders	$120,946	$1,382,001	$1,502,947

Common stock issued for consulting services — related parties	$24,979	$28,331	$53,310

Common stock issued for officer’s compensation	$6,667	$8,362	$15,029

Amortization of debt issue costs	$3,893	$44,486	$48,379

Due from affiliate	$44,325	$(44,325)	$—

Net Cash Provided by (Used in) Operating Activities	$2,115,793	$(44,325)	$2,071,468

Due from affiliate	$(44,325)	$44,325	$—

Net Cash Provided by (Used in) Investing Activities	$(1,370,858)	$44,325	$(1,326,533)

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

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

Accounts receivable and concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. For percentage of completion installation projects, the amounts are rebates and they are factored into the total estimated contract price when doing percentage of completion to recognize revenue on each project. At December 31, 2008, the Company recognized a rebate for $95,000 related to completed projects. These rebates are not a part of every installation contract as dictated by the terms of each contract. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of December 31, 2008 and 2007, respectively, no allowance was required.

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
(As Restated)

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
(As Restated)

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
(As Restated)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s fin ancial position, results of operations or cash flows.

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
(As Restated)

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will h ave a material impact on its financial position, results of operations or cash flows.

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

Note 3 - Construction and Energy Reseller Contracts

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

Energy Reseller Contracts

In June 2008, the Company entered into an agreement with Federal Prison Industries, Inc. ("UNICOR"), under which UNICOR provides the labor for assembly and production of solar panels to the Company, and the Company sells the solar panels to Federal, civilian and military government customers of both the Company and this customer. The agreement has a term of five years. Under the UNICOR contract, the Company is obligated to perform sales under two separate sales and marketing programs: 1) IX shall actively market to and solicit customers, prepare customer proposals and aid customers in obtaining project financing while UNICOR assembles and produces solar panels and fabricates and assembles the product. Pricing is $0.55 per watt for panel fabrication plus the price of photovoltaic cells that will be added to the price per unit. 2) IX may act as a sales agent for UNICOR. UNICOR may identify potential customers and refer them to IX. In this program, IX and UNICOR may work together to prepare customer proposals and to aid customers in obtaining project financing. Since UNICOR will sell directly to customers in this program, pricing is such that UNICOR will pay a service fee of 25% of the net earnings on the project to IX when payment is received from customers.

In June 2008, the Company received $6,800,000 from UNICOR for the supply of solar cells. This amount was initially recorded as deferred revenue. Shipment of these solar cells began in October 2008. At December 31, 2008, the Company has recognized revenue based on shipments under this agreement of $5,003,762. The balance, of $1,796,238, remains in deferred revenue and is expected to be earned in 2009. We have not sold any solar panels under this agreement.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

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

Note 6 - Guarantee Letter of Credit - As Restated

On May 27, 2008 the Company entered in to a standby letter of credit with a bank for $1,600,000. The letter of credit acts as a performance bond, with a customer being the beneficiary, if the Company defaults on their monthly delivery agreement. The Company’s Chief Executive Officer has provided a personal guarantee of $800,000 on behalf of the Company for the letter of credit. In exchange for the personal guarantee, the Company issued 2,031,030 shares of the Company’s common stock, having a fair value of $ 751,481 ($0. 37 /share) based upon the fair value of stock issued to a third party for services rendered . The letter of credit expired in August 2008. However, the bank extended the letter of credit until August 7, 2009. The full amount of the letter of credit remains available for use and has not been drawn down.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

On June 30, 2008, two third party shareholders also provided personal guarantees, of $400,000 each, for the letter of credit. In exchange for the personal guarantee, the Company issued 1,015,494 shares of the Company’s common stock to each stockholder, having a total fair value of $ 751,465 ($0. 37 /share), based upon the fair value of stock issued to a third party for services rendered.

The letter of credit was released in February 2009, as the Company fulfilled its obligation under the terms of its government contract with UNICOR.

Note 7 - Loans, Notes and Accrued Interest Payable – As Restated

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

In July 2008, the Company entered into a Securities Purchase agreement with all eight of the note holders listed above. The Company issued a total of 270,800 shares to the note holders in connection with these promissory notes. The number of shares each note holder received was in direct proportion to the amount of their promissory notes. The fair value of the common shares are valued at $ 100,195 ($0. 37 /share) based upon the the fair value of stock issued to a third party for services rendered. This amount is treated as a debt issue cost and is being amortized to interest expense over the life of the underlying promissory notes.

For the year ended December 31, 2008, the Company recorded amortization of debt issue costs to interest expense of $ 48,379 .

At December 31, 2008 and December 31, 2007, the Company reflected notes payable – other of $500,000 and $0, respectively and related accrued interest payable of $12,071 and $0, respectively.

Note 8 - Stockholders’ Equity – As Restated

(A) Share Issuances

On July 17, 2007, the Company issued 8,327,138 shares of common stock for $247,940 ($0.03/ share).

On June 30, 2008, the Company issued 83,271 shares of common stock to a related party shareholder for consulting services provided to the Company. For the years ended December 31, 2008 and 2007, the Company recorded consulting fees of $ 30,810 ($0. 37 /share) and $0, respectively.  The fair value of the stock issuance was based upon the fair value of stock issued to a third party for services rendered.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

(B) Private Placement and Registration Rights Agreement

In 2008, the Company sold 27.5 units at $100,000 per unit. Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $0.50 per share. Gross proceeds were $2,750,000 and the Company paid direct offering costs of $122,535.

As a result of the offering, the Company issued 6,875,000 shares of common stock and 7,225,000 warrants, inclusive of 350,000 warrants paid to a placement agent as a direct offering cost. The warrants paid as a direct offering cost have a net effect of zero on the statement of equity and had a fair value of $63,993 as of December 31, 2008. The 350,000 warrants paid to the placement agent had a fair value of $63,993 based upon a Black-Sholes valuation using the following inputs:

Exercise price	$0.50

Expected dividends	0%
Expected volatility	78.88%
Risk-free interest rate	0.94%
Expected life of option	3 years

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

See Note 12(C) for similar arrangement.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2006	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2007	-	$-
Exercisable – December 31, 2007	-	$-
Granted	7,225,000	$0.50
Exercised	-	$-
Forfeited	-	$-
Outstanding – December 31, 2008	7,225,000	$0.50
Exercisable – December 31, 2008	7,225,000	$0.50

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50	7,225,000	3.0 years	$0.50	7,225,000	$0.50

At December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

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

Note 10 - Commitments and Contingencies – As Restated

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
(As Restated)

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

(C) Former COO

On April 23, 2008, the Company entered into a consulting agreement with a then unrelated party for hourly fees to be paid in the Company’s common stock at a future date. The Company accrued $22,500 related to this consulting agreement. On September 23, 2008, the Company authorized the issuance of 60,930 shares of common stock in full satisfaction of all amounts owed to this individual under this individual’s consulting agreement totaling $22,500. The Company recorded consulting fees of $22,500. The fair value of the stock issued was based upon the fair value of the services rendered ($0.37/share) .

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

On September 23, 2008, the Company authorized the issuance of 40 , 578 shares of common stock in full satisfaction of $ 15,029 of accrued salary that was unpaid to the Company’s COO during the first two weeks of employment in July 2008. The Company recorded consulting fees of $ 15,029 . The fair value of the stock issued was based upon the fair value of stock issued to a third party for services rendered ($0.37/share) .

In January 2009, this individual resigned as the Company’s President and Chief Operating Officer.

Note 11 - Income Taxes – As Restated

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $1, 062 ,000 at December 31, 2008 expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

Significant deferred tax assets at December 31, 2008 and 2007 are approximately as follows:

	2008	2007
Gross deferred tax assets:
Future losses on uncompleted contracts	$-	$(9,000)
Accrued salary	(37,000)	-
Net operating loss carryforwards	( 487 ,000)	(43,000)
Total deferred tax assets	(5 24 ,000)	(52,000)
Less: valuation allowance	5 24 ,000	52,000
Deferred tax asset – net	$-	$-

The valuation allowance at December 31, 2007 was approximately $52,000. The net change in valuation allowance during the year ended December 31, 2008 was an increase of approximately $4 72 ,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2008 and 2007, respectively, (computed by applying the U.S. Federal corporate tax rate of 35% to income before taxes and 16.72% for New York state and city income taxes, a blended rate of 45.86%) as follows:

	2008		2007

Expected tax expense (benefit) – Federal	$	( 822 ,000)	$(30,000)
Expected tax expense (benefit) – State		( 471 ,000)	(17,000)
Meals and Entertainment @ 50%		4 5 ,000	-
Non-deductible stock compensation		7 67 ,000	-
Other		9,000	-
Total deferred tax assets		(4 7 2 ,000)	(47,000)
Change in valuation allowance		4 7 2 ,000	47,000
Actual tax expense (benefit)		$-	$-

IX Energy Holdings, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 (Consolidated) and 2007
(As Restated)

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
(As Restated)

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