Form 10-K
period 2009-12-31
IX ENERGY HOLDINGS, INC.
filed 2010-04-15
CIK 1432140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K
 (Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSIONFILE NUMBER 333-142076

IX ENERGY HOLDINGS, INC.
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

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [ ] No [ ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sale price of the Common Stock on June 30, 2009 was $8,398,484.

 As of April14, 2010, the issuer had 66,773,635  outstanding shares of Common Stock.

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

Overview

    Since its inception, IX Energy’s operations have principally involved the integration and installation of solar power systems manufactured by third parties. However, in an effort to become a vertically integrated solar products and services company that manufactures, designs, markets and installs its own solar power systems, we have recently entered into an agreement with Federal Prison Industries, Inc. ("UNICOR") to manufacture solar modules, using components supplied by us that will be marketed primarily to federal military and civilian agencies. The Company began generating revenue from operations in 2007.  Currently, its principal customer is Federal Prison Industries, Inc. ("UNICOR").

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

We deliver solar power systems taking into account the customer's location, site conditions and energy needs. During the preliminary design phase, we conduct a site audit and building assessment for onsite generation feasibility and identify energy efficiency savings opportunities. We model a proposed system design based on variables including local weather patterns, utility rates and other relevant factors at the customer's location. We also identify necessary permits and design our systems to comply with applicable building codes and other regulations.

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

Our U.S. Government and Military Focus:

We are distinguished from other solar developers in that we have the experience and background to solve the complex aspects of technology evaluation, economic impact, systems engineering, system integration, project execution, financing and more. We understand federal customers and can provide them with the systems and solutions they need to meet renewable energy requirements while reducing cost and their environmental impact.

STRATEGY

Our strategy is to leverage our foundation as a turnkey solar solutions provider to the U.S. government agencies, the U.S. military and commercial customers and deliver comprehensive energy conservation and renewable energy solutions through strategic partners, teaming agreements and direct integration of technologies into IX Energy. The partnership between ix energy and Unicor intends to position the company to be able to offer a  vertically integrated solar solutions company. Unicor currently manufactures and intends to supply panels to the market, while IX energy can provide design, sales representation and engineering expertise to market and install solar power systems.  Once Unicor solar panel achieves completed UL listing (underwriters laboratory) we  anticipate positioning ourselves to assist customers to achieve their federally mandated renewable energy standards by integrating turnkey solutions or unicor product sales.

It will be necessary for Unicor to achieve the UL listing for the solar panel product. Until such time IX Energy will not be able to sell or solicite the product in the market place. Until the certification is received the product will not be applicable for government grant funding, state rebate programs, or interconnected to the grid under typical utility guidelines.

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

Under the second program, we act as a sales agent for UNICOR. UNICOR will identify potential customers to us and we will work with UNICOR to prepare customer proposals and aid customers in obtaining project financing. UNICOR will sell the products directly to the customers and pay us a service fee equal to 25% of the net earnings per project for projects that are under 5 megawatts. We will negotiate the service fees for projects that are over 5 megawatts on a project-by-project basis.

Installation

We utilize experienced general and electrical subcontractors to install solar panel projects. The subcontractors are responsible for obtaining licenses, carrying appropriate insurance and adhering to the local labor and payroll requirements.

CUSTOMERS

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

COMPETITION

We face intense competition in the manufacture, design, marketing and installation of solar power systems. We believe that we have less than 5% of the market as compared to our principal competitors. Our principal competitors include SunPower Corporation, another vertically integrated solar products and services company, SunEdison LLC, an installer and integrator, and Evergreen Solar, Inc., United Solar Ovonic LLC, Schott Solar Inc. and Kyocera Corporation, solar panel and solar cell manufacturers. A significant number of our competitors are developing or currently producing products based on the more advanced photovoltaic technologies, including thin film solar module, amorphous silicon, string ribbon and nano technologies, which may eventually offer cost advantages over the crystalline polysilicon technologies currently used by us. However, we believe our solar systems will provide the following benefits compared with competitors' systems:

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

Employees

As of March 31, 2010 we have 3 full time employees.  We have also engaged 3 consultants, which we anticipate will become full-time employees.

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

Although in December 2008 and February 2009 we raised an aggregate of $3.475 million in a private placement, our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Currently we anticipate selling our solar modules and integration services principally to agencies of the federal government, in addition to projects that unicor product is able to be purchased and sold under unicor guidelines. Should the federal government fail to materialize as a substantial customer or should the federal government cut back orders following commencement of sales, it could significantly reduce our revenues and harm our operating results. Our customer relationships with the federal government are in their infancy and we cannot guarantee investors that we will ultimately receive significant revenues from this customer over the long term. Any loss of business with the federal government will be particularly damaging unless we are able to diversify our customer base and substantially expand sales to other customers.

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

Since our products are electricity-producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. As a planned manufacturer, distributor, and installer of products that will be used by consumers, we will face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. We are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate, could require us to make significant payments, which could have a materially adverse effect on our financial results.

We sometimes act as the general contractor for our customers in connection with the installation of solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations

We sometimes act as the general contractor for our customers in connection with the installation of solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a projector otherwise increase our costs. Should miscalculations in planning a projector defective or late execution occur, we might not achieve our expected margins or cover our costs. Also, most systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

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

For many of our projects, our customers will have entered into agreements with third parties to pay for solar energy over an extended period of time based on energy savings generated by our solar power systems, rather than paying us to purchase our solar power systems. For these types of projects, most of our customers will choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If financing companies are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for these customers, or us our growth will be adversely affected.

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

The solar power industry experiences industry-wide shortage of polysilicon. Shortage and oversupply pose several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.

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

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our revenues would not significantly increase and we would be unable to achieve or sustain profitability.

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

Risks Relating to Our Organization and Our Common Stock

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of   the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

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

Our stock price is volatile

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Because there is a limited market in our common stock, stockholders May Have Difficulty In Selling Our Common Stock And Our Common Stock May Be Subject To Significant Price Swings.

There is a very limited market for our common stock. There has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

Our common stock is subject to  “penny stock,” rules of the Securities and Exchange Commission which would make it more difficult for our investors to sell their shares.

 Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our   directors and executive officers own or control a significant percentage of our common stock. As of April 14, 2010, our directors and executive officers may be deemed beneficially to own an aggregate of approximately 24,090,416  shares of our common stock, representing 35.2 % of the outstanding shares of our common stock. Additionally, these figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We lease approximately 800 square feet of office space in New York, New York for approximately $2,582 per month on a month-to-month basis, which does not include additional services. This facility serves as our corporate headquarters.

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

ITEM 3. LEGAL PROCEEDINGS.

Action was brought against the Company in the Supreme Court of the State of New York, County of New York by several of its bridge note holders seeking to recover amounts loaned to the Company pursuant to promissory notes issued in July 2008. The actions were discontinued in March 2010 and the parties have entered into settlement negotiations.

Action was brought against the Company by a former recruiter  in the Civil Court of the County of New York for breach of contract. The Company is currently defending this action and cannot estimate what the outcome of the case may be.

Action was brought in the Civil Court of the County of New York against the Company for breach of contract by an attorney who previously rendered services to the Company. The Company is currently defending this action and cannot estimate what the outcome of the case may be. The plaintiff also separately received an arbitration award against the Company before the Joint Committee on Fee Disputes, New York County.

Action was brought against the Company by former officer of the Company in the Superior Court of the State of California, County of San Diego for breach of contract. The matter is scheduled for arbitration on April 30, 2010. The Company cannot currently estimate what the outcome of the case may be.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on September 5, 2008 under the symbol “YOOO”.  During the year ended December 31, 2008, there was no trading activity.  On January 27, 2009, following our name change to IX Energy Holdings, Inc., our common stock began trading under the symbol “IXEH”.  The following table sets forth the quarterly high and low bid information for our common stock during the fiscal year ended December 31, 2009.

YEAR ENDED DECEMBER 31, 2009	High	Low
First Quarter	$1.70	$0.265
Second Quarter	0.65	0. 25
Third Quarter	0.30	0.08
Fourth Quarter	0.10	0.03

As of April 14, 2010, we had 66,773,635 shares of common stock issued and outstanding and approximately 49 stockholders of record of our common stock.

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

Equity Compensation Plan Information

In February 2009, our board of directors adopted an incentive stock option plan (the “2009 Option Plan”). Pursuant to this plan, incentive stock options or non-qualified options to purchase an aggregate of 12,000,000 shares of common stock may be issued.  The plan may be administered by our board of directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our board of directors. Options granted under this plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of thirty days of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

Our board of directors believes in order to attract and retain the services of executives and other key employees, it is necessary for us to have the ability and flexibility to provide a compensation package which compares favorably with those offered by other companies and, accordingly, voted unanimously to adopt the 2009 Option Plan.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	2,516,443	$0.35	9,483,557

Total	2,516,443	$0.35	9,483,557

RECENT SALES OF UNREGISTERED SECURITIES

None

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

Results of Operations

Year Ended December 31, 2009 Compared to the year ended December 31, 2008.

Revenues . During the year ended December 31, 2009, we recorded revenues of approximately $2,182,000 as compared to revenue of approximately $10,832,000 for the year ended December 31, 2008. Approximately $10,612,000 of the revenues in 2008 was primarily due to the fulfillment of our UNICOR Government Agreement and sales to one commercial customer to supply solar panels.  In 2009 we had solar panel sales with five customers, however, 92% or approximately $1,911,000 of our revenues were related to our fulfillment contract above.

Cost of Sales . During the year ended December 31, 2009, we recorded cost of sales of approximately $1,687,000 as compared to cost of sales of approximately $10,399,000 for the year ended December 31, 2008. Approximately $10,235,000 of the cost of sales in 2008 was related to the sale of solar panels pertaining to the fulfillment discussed above.

Operating Expenses . During the year ended December 31, 2009, we recorded operating expenses of approximately $8,109,000, as compared to operating expenses of approximately $1,604,000 for the year ended December 31, 2008, representing an increase of approximately $6,505,000.  Approximately $5,294,000 of our operating expenses in 2009 relate to stock-based compensation, which represented approximately 62% of our operating expenses during 2009. Stock-based compensation during 2008 was approximately $68,000.  This represents an increase of approximately $5,226,000, and reflects the significant amount of common stock and common stock options and warrants granted in 2009 relative to 2008.   Additionally, consulting, legal and salary and payroll taxes expenses were approximately $712,000, $364,000 and $758,000, respectively or approximately 56% of total operating expenses in 2009 after stock-based compensation.  During 2008, consulting, legal, and salary expenses were approximately $307,000, $242,000 and $410,000, respectively or approximately 62% of total operating expenses after stock-based compensation.

Other income (expense).  During the year ended December 31, 2009 and 2008, we recorded approximately $472,000 and $(1,649,000) in other income and expense, respectively.  During 2009, we granted certain warrants to investors (see Note 8 to the consolidated financial statements) that we determined to be derivative liabilities.  At the inception date, we recorded approximately $1,423,000 in derivative expense related to the fair value of the warrants.  We utilize the Black Scholes pricing model to value the warrants. A significant input into the model, and ultimate driver of the fair value of the warrants, is the Company’s stock price.  Significant increases or decreases in our stock price would increase or decrease the value of the derivative liability, respectively.   At inception or the date we initially recorded the derivative liability (February 25, 2009) our stock price was $1.03 per share.   At December 31, 2009, our stock price was $.037 per share.  As a result of the significant decrease in our stock price, we recorded approximately $2,482,000 in unrealized gain on derivative liability.  During 2008, we had no derivative liabilities.   Other expense in 2008 relates primarily to the letter of credit of approximately $1,503,000 associated with personal guarantees of our management for certain letters of credit.  The expense represented the fair value of the common stock issued related to our guarantees.  There were no such guarantees in 2009.

Loss from Operations . During the year ended December 31, 2009, we recorded an operating loss of approximately $7,614,000, as compared to an operating loss of approximately $1,172,000 for the year ended December 31, 2008, representing an increase of approximately $6,442 ,000. This increase in loss from operations was primarily due to increases in stock-based compensation discussed above, as well as significant increases in salaries, consulting and legal expenses.

Provision for Income Taxes . We did not recognize any provisions for income taxes during the year ended December 31, 2009 and the year ended December 31, 2008 due to our net losses during these periods and the valuation allowances on the resulting deferred tax assets.

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

Although we raised an aggregate of $725,000 and $2.6 million in a private placement in 2009 and 2008, respectively our ultimate success will depend upon our ability to raise additional capital going forward. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Cash and Cash Equivalents. As of December 31, 2009, we had cash of approximately $108,000, as compared to cash and cash equivalents of approximately $4,737,000 as of December 31, 2008.

Net Cash (Used In) Provided By Operating Activities. Net cash used in operating activities totaled approximately $(4,220,000) for the year ended December 31, 2009, as compared to cash provided by operating activities of approximately $2,071,000 for the year ended December 31, 2008. This decrease was primarily due to our increase in losses, decrease in deferred revenues of approximately $(1,884,000), and changes in the fair value of the derivative liability of approximately $(2,482,000) offset by increases in common stock issued for services to employees of approximately $3,675,000, common stock issued for services to consultants of approximately $784,000, stock-based compensation to employees of approximately $758,000,   derivative liability expense of approximately $1,423,000, and registration rights liability of approximately $348,000.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled approximately $(259,000) during the year ended December 31, 2009, as compared to net cash used in investing activities of $(1,327,000) during the year ended December 31, 2008. Cash used in investing activities during the year ended December 31, 2009 was primarily comprised of purchases of property and equipment for approximately $(271,000), offset by property and equipment proceeds of $13,000.   For the year ended December 31, 2008, our net cash used in investing activities was comprised of approximately $(1,334,000) in property and equipment purchases.

Net Cash (Used in) Provided By Financing Activities. Net cash used in financing activities totaled approximately $(150,000) during the year ended December 31, 2009, as compared to net cash provided by financing activities of approximately $3,816,000 during the year ended December 31, 2008. The proceeds for 2009 were derived from the issuance of $725,000 in common stock with warrants, offset by approximately $(202,000) in offering costs related to the issuance.  This was offset by payments of $(523,000) and $(150,000), respectively in related party notes and notes payable to others.  During 2008, we had proceeds from common stock with warrants of $2,750,000, offset by $(123,000) in related direct offering costs.  In Addition, we had proceeds of approximately $938,000 from the issuance of related party notes, as well as $500,000 in proceeds from the issuance of notes payable to others.  This was offset by repayments of $(250,000) in related party notes during 2008.

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

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,141,767 and net cash used in operations of $4,220,300 for the year ended December 31, 2009; and had a working capital deficit of $1,076,841 and a stockholders’ deficit of $903,227 at December 31, 2009.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan will provide future positive cash flows. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Significant estimates for the year ended December 31, 2009 and 2008 included management’s estimate for recording costs and estimated earnings in excess of billings, estimating the loss on uncompleted contracts in the period when known, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents. For the purpose of reporting cash flows, we consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2009 and 2008, the balance exceeded the federally insured limit by $-0- and $4,736,812, respectively.

Accounts Receivable. Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts, however, in certain cases we are entitled to rebates upon the completion of certain jobs post installation. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of December 31, 2009 and 2008 no allowance was required.

At both December 31, 2009 and 2008, the Company had a concentration of accounts receivable from one customer totaling 100%.  For the year ended December 31, 2009, the Company had a concentration of sales with two customers totaling 92% and 8%, respectively.  For the year ended December 31, 2008, the Company had a concentration of sales with two customers totaling 46% and 43%.

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

Share-Based Compensation. We follow U.S. GAAP, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. We have used the Black-Scholes option pricing model to estimate grant date fair value for all option grants.  The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

Income Taxes. Significant management judgment is required in developing the provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Our management evaluates our ability to realize our deferred tax assets on a quarterly basis and adjusts our valuation allowance when we believe that it is more likely than not that the asset will not be realized in accordance with U.S. GAAP.

Under U.S. GAAP, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. U.S. GAAP addresses the accounting and disclosure of uncertain tax positions. U.S GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.   At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9(T). CONTROLS AND PROCEDURES.

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

Our management -evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the COSO framework, an integrated  framework for the evaluation of internal controls issued by the Committee of Sponsoring  Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed as plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

Changes in  Internal  Control  Over  Financial  Reporting.

During the most recent quarter ended December 31, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management's report in this annual report .

ITEM 9B. OTHER INFORMATION.

Effective November 30, 2009, the Company entered into a purchase and sale agreement (the “Agreement”) with Tynsolar Corporation (“Tynsolar”). The Agreement provides for the sale of certain solar panel manufacturing equipment by the Company to Tynsolar. Pursuant to the terms of the Agreement, the consideration for the equipment is USD$1,400,000 which shall be payable as follows: (i) the elimination of $800,000 credit to Tynsolar; (ii) an irrevocable Letter of Credit in the amount of $600,000(which shall provide that $480,000 will be released to the Company FOB the Port of New York-New Jersey); and (ii) $120,000 payable within 30days of the arrival of the Equipment in Taiwan.

The Agreement also provides for the termination of the certain OEM Agreement between the parties dated as of November 28, 2008 and the release of all possible claims either party may have against each other in connection with the OEM Agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of April 14, 2010. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Steven Hoffmann	33	Chief Executive Officer, Chief Financial Officer and Director
George Weiner	64	Chief Technology Officer
Robert Lynch, Jr.	76	Director

Executive Biographies

Steven Hoffmann, Chief Executive Officer, Chief Financial Officer and Director. Steven   Hoffmann was appointed as our Chief Executive Officer, Chief Financial Officer and as a director on December 30, 2008.  He founded IX Energy in 2006 and has served as its Chief Executive Officer and Chairman since inception. He has served as IX Energy’s Chief Financial Officer since November 2008. From 2004 until 2006, Mr. Hoffmann served as the east coast regional sales manager of Solar Integrated Technologies, Inc., a designer, manufacturer, marketer and installer of solar roofing and power generation systems. From 2002 until 2004, Mr. Hoffmann was a sales manager with Turtle & Hughes Inc., a distributor of electrical and industrial equipment. Additionally, Mr. Hoffman’s family has been a leading provider of institutional steam power and heating generation systems for primarily East Coast companies and institutions for the last thirty years. Mr. Hoffmann has had ten years experience with the institutional production, manufacturing, marketing and sales of these systems. The Board of Directors believes  Mr. Hoffman  is qualified to serve as a Director  based on his extensive experience in the solar energy industry.

George Weiner, Chief Technology Officer. Mr. Weiner was appointed Chief Technology Officer on March 23, 2009. Mr. Weiner has more than 34 years experience in the energy industry, including serving as President and sole owner of GALE Associates, AKA GALE Architectural Services, from 1986 to 2009, and as Director of Energy Conservation for the City of New York from 1979 to 1980. Mr. Weiner has overseen numerous energy conservation grant projects for schools and hospitals in addition to designing numerous RFPs for solar projects. Mr. Weiner is a member of the American Institute of Architecture, and serves as a director for FIRST (Fully Independent Residential Solar Technologies). He earned a Masters in Architecture from M.I.T. and an M.B.A. from Pace University.

Robert Lynch, Jr., Director.  Robert Lynch was appointed to our board of directors on February 5, 2009.  Mr. Lynch served as a Director of IX Energy, Inc. from May 2007 through December 2008. Mr. Lynch has been President of American & Foreign Enterprises, Inc. (“AFE”), an investment firm, for the last 20 years. Among its many enterprises, AFE is partnered with Hochtief AG and has worked with international investment banks including Goldman Sachs & Co., BV Bank of Munich and Citibank..  Mr. Lynch has been a director of many public companies in various industries, including AMASYS, Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company. Mr. Lynch currently serves as a director of Comtex News Network, Inc., a leading provider of business-related electronic real time news, content and SmarTrend® market products. The Board of Directors believes that Mr. Lynch is qualified to serve on the Board because of his extensive experience as a director on the boards of directors of both domestic and international corporations for over 30 years.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.

Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

 INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•  the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•  convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•  subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•  found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

•  the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•  the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(A) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Steven Hoffman,	2009	225,000	0	0	572,332	0	0	0	797.332
CEO,	2008	150,000	80,000	0	0	0	0	0	230,000
CFO and Director (1)	2007	0	0	0	0	0	0	0	0

Roland J. Bopp,	2009	25,436	0	0	0	0	0	0	25,436
Former President,	2008	0	0	0	0	0	0	0	0
COO (2)	2006	0	0	0	0	0	0	0	0

Michael Weinstein	2009	43,025
Former CFO (3)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Karen Morgan (4)	2009	200,000	0	0	0	0	0	0	0
Former President	2008
	2007

(1)	Mr. Hoffmann was appointed as our Chief Executive Officer, Chief Financial Officer and as a Director on December 30, 2008.
(2)	Mr. Bopp was appointed as our President on December 30, 2008. Effective January 31, 2009, Mr. Bopp is no longer serving as the Company’s President and Chief Operating Officer.
(3)	Mr. Weinstein served as the Company’s CFO through December 31, 2009.
(4)	Ms. Morgan resigned as President on October 22, 2009.
(A) Amounts represents the aggregated grant date fair value of awards computed in accordance with ASC Topic 718

Employment Agreements with Executive Officers

On May 1, 2008, the Company’s wholly-owned subsidiary, IX Energy, Inc. entered into an employment agreement with Steven Hoffmann, pursuant  to which Mr. Hoffmann agreed to serve as Chief Executive Officer of IX Energy, Inc.  Mr. Hoffman’s employment agreement is for a term of 2 years.  Pursuant to his employment agreement, Mr. Hoffman is entitled to an annual base salary of $225,000.  In addition, Mr. Hoffman was entitled to receive compensation of $80,000 for unpaid salary and expenses for 2008 upon the Company’s sale of debt and/or equity securities in one or more transactions that result in gross proceeds to the Company of at least $2.5 million.  Mr. Hoffman is also entitled to an annual bonus in an amount to be determined by the Company’s compensation committee or by the independent members of the Company’s board of directors, if no such committee exists.  Pursuant to his employment agreement, Mr. Hoffmann is also eligible to participate in incentive, saving, retirement and other welfare benefit plans of the Company.  In addition, Mr. Hoffman is entitled to receive a multi-year grant of non-qualified stock options in an amount equal to 6% of the total common shares of the Company following the reverse merger, vesting at a rate of 1/3 per year commencing on May 1, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven Hoffman	0	1,033,066	0	0.45	03/18/2014	0	0	0	0

Steven Hoffman	0	1,033,066	0	0.48	04/31/2014	0	0	0	0

Director Compensation

The directors of the Company did not receive any compensation during the fiscal year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 14, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:
Steven Hoffmann (3)	23,590,416(4)	34.4%
Robert Lynch, Jr.(5)	500,000	*
All Executive Officers and Directors as a Group (2 persons)	24,090,416	35.2%

Beneficial owners of more than 5%
Scott Schlesinger 218 Hudson Street Hoboken, NJ 07030	8,410,410	12.6%
Robert Prag 3455 El Amigo Road Del Mar, CA 92014	5,179,064	7.8%
Semper Gastion S.A (6) 5, rue Pedro-Meylan Geneva, Switzerland 1208	6,500,000	9.3%
* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o IX Energy Holdings, Inc., 711 Third Ave., New York, NY 10017
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Based upon 66,773,635 shares of common stock issued and outstanding as of March ___, 2010

(3)	Mr. Hoffman was appointed as our Chief Executive Officer, Chief Financial Officer and as a director on December 30, 2008.
(4)	Includes (i) 21,868,639 shares of common stock and (ii) options to purchase 1,721,777 shares of common stock.
(5)	Mr. Lynch was appointed as a Director of the Company on February 5, 2009. Does not include 534,572 shares held by Mr. Lynch’s wife, which Mr. Lynch disclaims beneficial ownership.
(6)	Includes warrants to purchase 3,250,000 shares of common stock of the Company which are exercisable at a price of $0.01.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Board Determination of Independence

Our board of directors has determined that Robert lynch, Jr.is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”), but that Steven Hoffmann cannot be deemed “independent” in light of his employment as our Chief Executive Officer and Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $66,673 and $45,478, respectively. In addition, we were billed fees $15,625 for audit related work for 2009.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively. These fees related to the preparation of federal income and state franchise tax returns.

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
2.1
Agreement of Merger and Plan of Reorganization, dated as of December 30, 2008, by and among IX Energy Holdings, Inc., IX Acquisition Corp. and IX Energy, Inc (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).

3.1	Certificate of Incorporation of Yoo, Inc. filed with the Secretary of State of Delaware on October 31, 2007. (Incorporated by reference to the Registrant's Form S-1 filed on June 3, 2008)
3.2	Certificate of Ownership as filed on January 13, 2009 with the Delaware Secretary of State (Incorporated by reference to the Registrant's current report on Form 8-K filed on January 14, 2009).
3.3
Certificate of Amendment to the Certificate of Incorporation of IX Energy filed with the Secretary of State on August 28, 2009 (Incorporated by reference to the Registrant's current report on Form 8-K filed on September 1, 2009)

3.4
Certificate of Amendment to the Certificate of Incorporation of IX Energy filed with the Secretary of State on March 22, 2010 (Incorporated by reference to the Registrant's current report on Form 8-K filed on March 24, 2010)

3. 3	Amended and Restated By-laws (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
5.1	Opinion of Sichenzia Ross Friedman Ference LLP . (Incorporated by reference to the Registrant's Form S-1 filed on July10, 2009)
10.1	Form of Subscription Agreement (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.2	Form of Warrant (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.3	Form of Placement Agent Warrant (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.4	Form of Registration Rights Agreement (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.5	Form of Management Lock-Up Agreement (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.7	Form of Directors and Officers Indemnification Agreement
10.8	Employment Agreement, dated May 1, 2008, by and between IX Energy, Inc. and Steven Hoffmann (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.9	Employment Agreement, dated August 1, 2008, by and between IX Energy, Inc. and Roland . Bopp. (To be filed by Amendment)
10.01	Stock Purchase Agreement, dated as of August, 2008 among IX Energy Holdings, Inc. and the Buyers set forth therein. (To be filed by Amendment to the Registrant's Form 8-K filed on January 6, 2009)
10.11	Securities Purchase Agreement, dated as of July 1,2008, between IX Energy, Inc. and each purchaser of 5% Promissory Notes of IX Energy, Inc.
10.12	Form of 5% Promissory Notes of IX Energy, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.13	Promissory Note issued to Scott Schlesinger, dated November 1, 2007 (To be filed by Amendment to the Registrant's Form 8-K filed on January 6, 2009)
10.14
Promissory Note, dated November 1, 2007, issued by IX Energy, Inc. to Scott Schlesinger in the principal sum of $3,000 (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).

10.15
Promissory Note, dated December 30, 2007, issued by IX Energy, Inc. to Scott Schlesinger in the principal sum of $110,000(Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).

10.16
Promissory Note, dated December 30, 2007, issued by IX Energy, Inc. to Scott Schlesinger in the principal sum of $110,000(Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).

10.17
Promissory Note, dated July 21, 2008, issued by IX Energy, Inc. to IX Energy Investment, LLC in   the principal sum of $900,000 (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).

10.18	Teaming Agreement, dated February 14, 2008, between Federal Prison Industries, Inc. and IX Energy(Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.19	Solar Panel Manufacture Agreement, dated June 19, 2008, between Federal Prison Industries, Inc. and IX Energy, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.20	OEM Supply Agreement, dated June 24, 2008, between Tynsolar Corporation and IX Energy, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on January 6, 2009).
10.21	Comprehensive Services Agreement dates as of March 23, 2009 between IX Energy and Gale Architectural Services, LLC. (Incorporated by reference to the Registrant's Form 8-K filed on July 8, 2009
10.22	IX Energy Holdings, Inc. 2009 Incentive Stock Plan (Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on March 25, 2009)
10.23	IX Energy Comprehensive Services Agreement between Gale Architecture LLC and IX Energy dated as of March 23, 2009 (Incorporated by reference to the Registrant's Form 8-K dated as of July 7, 2009)
10.24*	Purchase and Sale Agreement between IX Energy Holdings, Inc. and Tynsolar Corporation effective as of November 30, 2009
31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IX ENERGY HOLDINGS INC.

Date	By:	/s/
Steven Hoffmann
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer,Principal Accounting Officer and Principal Financial Officer)

____________
April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer,	April 15, 2010
Steven Hoffmann	Principal Accounting Officer and Principal Financial Officer)

	Director	April 15, 2010
Robert Lynch, Jr.

IX ENERGY HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements For the Years Ended December 31, 2009 and 2008	F-7 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders: IX Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LX Energy Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting, Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IX Energy Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $7,141,767 and net cash used in operations of $4,220,300 for the year ended December 31, 2009; and has a working capital deficit of $1,076,841, and a stockholders' deficit of $903,227 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2.

/s/ Berman & Company, P.A.
Berman & Company, P.A.
Boca Raton, Florida April 15, 2010

551 NW 77th Street Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • infobermancpas.com
Registered with the PCAOB • Member A1CPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

IX Energy Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

Assets

Assets
Cash and cash equivalents	$108,006	$4,736,812
Accounts receivable	8,000	84,420
Other receivables	623,000	-
Costs and estimated earnings in excess of billings on uncompleted contracts	-	6,974
Prepaid expenses	49,896	4,000
Total Current Assets	788,902	4,832,206

Property and equipment, net of accumulated depreciation of $5,409 and $2,505 in 2009 and 2008	173,614	1,331,787

Debt issue costs, net of accumulated amortization of $51,816 and $48,379 in 2009 and 2008	-	51,816

Total Assets	$962,516	$6,215,809

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable and accrued expenses	$387,444	$525,994
Notes payable - related party	350,000	873,000
Notes payable - other	350,000	500,000
Accrued interest payable - related party	142,957	76,217
Accrued interest payable - other	26,097	12,071
Deferred revenue	-	2,683,833
Derivative liability - warrants	261,745	-
Registration rights liability	347,500	-
Total Current Liabilities	1,865,743	4,671,115

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized,
66,193,143 and 58,528,285 shares issued and outstanding	6,620	5,853
Additional paid in capital	10,487,819	4,473,786
Accumulated deficit	(11,397,666)	(2,934,945)
Total Stockholders’ Equity (Deficit)	(903,227)	1,544,694

Total Liabilities and Stockholders’ Equity (Deficit)	$962,516	$6,215,809

	$-	$-

IX Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the years Ended
	December 31, 2009	December 31, 2008

Revenues - solar panels	$2,110,438	$10,612,270
Revenues - construction contracts	71,904	219,256
Total revenues	2,182,342	10,831,526

Cost of revenues - solar panels	1,628,131	10,235,171
Cost of revenues - construction contracts	59,354	164,279
Total cost of revenues	1,687,485	10,399,450

Gross profit	494,857	432,076

General and administrative expenses	8,109,121	1,604,045

Loss from operations	(7,614,264)	(1,171,969)

Other income (expense)
Interest income	27,493	42,348
Interest expense	(158,646)	(152,229)
Registration rights penalty	(347,500)	-
Loss on issuance of common shares for services	(108,100)	-
Derivative expense	(1,422,917)	-
Change in fair value of derivative liability - warrants	2,482,167	-
Transaction loss	-	(35,875)
Letter of credit loan fee	-	(1,502,947)
Total other income (expense)	472,497	(1,648,703)

Net loss	$(7,141,767)	$(2,820,672)

Net Loss per Share - Basic and Diluted	$(0.11)	$(0.06)

Weighted Average Number of Common Shares Outstanding
During the Year - Basic and Diluted	64,032,553	43,911,325

IX Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

					Total
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2007	41,635,688	$4,164	$220,728	$(114,273)	$110,619

Common stock issued for loan fee - stockholders ($0.03/share)	4,332,818	433	1,602,709	-	1,603,142

Common stock issued for consulting services - related parties ($0.17/share)	144,201	14	53,296	-	53,310

Common stock issued for officer's compensation ($0.16/share)	40,578	4	15,025	-	15,029

Forgiveness of amounts due from affiliate	-	-	(44,325)	-	(44,325)

Deemed issuance in recapitalization	5,500,000	550	(424)	-	126

Common stock issued for cash in private placement ($0.40/share), net of warrants issued to placement agents	6,875,000	688	2,609,312	-	2,610,000

Warrants issued to placement agents for cash raised in private placement ($0.40/share)	-	-	140,000	-	140,000

Cash paid as direct offering costs	-	-	(122,535)	-	(122,535)

Net loss for the year ended December 31, 2008	-	-	-	(2,820,672)	(2,820,672)

Balance, December 31, 2008	58,528,284	5,853	4,473,786	(2,934,945)	1,544,694

Common stock issued for cash in private placement ($0.40/share)	1,812,500	181	724,819	-	725,000

Cash paid as direct offering costs	-	-	(201,775)	-	(201,775)

Common stock issued for employee compensation ($1.31/share)	2,806,310	281	3,675,022	-	3,675,303

Common stock issued for third party services ($0.32/share)	2,890,746	289	938,518	-	938,807

Common stock issued to settle accounts payable ($0.43/share)	155,303	16	66,117	-	66,133

Recognition of stock based compensation - employees	-	-	757,708	-	757,708

Recognition of stock based compensation - consultants	-	-	53,624	-	53,624

Derivative adjustment for warrants	-	-	-	(1,320,954)	(1,320,954)

Net loss for the year ended December 31, 2009	-	-	-	(7,141,767)	(7,141,767)

Balance, December 31, 2009	66,193,143	$6,620	$10,487,819	$(11,397,666)	$(903,227)

IX Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year	For the year
	Ended December 31, 2009	Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,141,767)	$(2,820,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,411	2,505
Amortization of debt issue costs	51,816	48,379
Amortization of prepaid services	126,446	-
Loss on settlement of accounts payable	5,412	-
Loss on sale of fixed asset	10,493	-
Derivative expense	1,422,917	-
Change in fair value of derivative liability- warrants	(2,482,167)	-
Common stock issued for services - employee	3,675,303	-
Loss on issuance of common shares for services	108,100	-
Common stock issued for services - consultant	783,748	-
Common stock issued for consulting services - related party	-	53,310
Common stock issued for loan fee	-	1,502,947
Common stock issued for officer's compensation	-	15,029
Recognition of stock based compensation - employees	757,708	-
Recognition of stock based compensation - consultants	53,624	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	676,420	(46,645)
Other receivables	(623,000)	-
Cost & estimated earnings in excess of billings on uncompleted contracts	6,974	50,366
Prepaid expenses and deposits	(125,342)	(4,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	(77,829)	518,361
Accrued interest payable - related party	66,740	76,156
Accrued interest payable - other	14,026	12,071
Estimated losses on uncompleted contracts	-	(20,172)
Deferred revenue	(1,883,833)	2,683,833
Registrations rights liability	347,500	-
Net Cash Provided by (Used in) Operating Activities	(4,220,300)	2,071,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	-	7,759
Proceeds from sale of equipment	13,000	-
Purchase of property and equipment	(271,731)	(1,334,292)
Net Cash Used in Investing Activities	(258,731)	(1,326,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable - related party	(523,000)	(250,000)
Repayment of notes payable - other	(150,000)	-
Proceeds from common stock issued for cash in private placement	725,000	2,750,000
Cash paid as direct offering costs	(201,775)	(122,535)
Proceeds from issuance of notes payable-other	-	500,000
Proceeds from issuance of notes payable- related party	-	938,252
Net Cash Provided By (Used in) Financing Activities	(149,775)	3,815,717

Net Increase (Decrease) in Cash and Cash Equivalents	(4,628,806)	4,560,652

Cash and Cash Equivalents - Beginning of Year	4,736,812	176,160

Cash and Cash Equivalents - End of Year	$108,006	$4,736,812

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$26,600	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$155,100	$-
Stock issued to settle accounts payable	$66,133	$-
Catch up adjustment for derivative liabilities due to ASC 815	$1,320,995	$-
Exchange of fixed asset for note receivable and forgiveness of deferred revenue obligation	$1,400,000
Forgiveness of receivable from affiliate	$-	$44,526
Debt issue costs	$-	$8,063

	108,006	4,736,812
	-	-

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1 - Organization, Nature of Operations and Summary of Significant Accounting Policies

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

On March 25, 2009, the Company incorporated IX Geo, LLC (“IX Geo”) under the laws of Delaware as a wholly owned subsidiary of IX Energy.   This entity is inactive.

On March 25, 2009, the Company formed IX Legatus6, LLC under the laws of Delaware as a wholly owned subsidiary of IX Energy.  On July 21, 2009, the Company changed the name of IX Legatus6, LLC to IX Energy Solutions, LLC (“IX Solutions”).   This entity is inactive.

IX Solutions became operational on August 26, 2009. Under the terms of a Joint Venture agreement (“JV”), the company contributed $5,000 in cash; however, the other venturer did not contribute their $5,000. During 2009, the Company wrote off $17,238 in advances made under the JV, as the Company determined that the JV would not become operational.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,141,767 and net cash used in operations of $4,220,300 for the year ended December 31, 2009; and had a working capital deficit of $1,076,841 and a stockholders’ deficit of $903,227 at December 31, 2009.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan will provide future positive cash flows. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Significant estimates included management’s estimate for recording costs and estimated earnings in excess of billings, estimating the loss on uncompleted contracts in the period when known, depreciable lives of property, valuation of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

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

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2009 and 2008, the balance exceeded the federally insured limit by $0 and $4,249,256 respectively.

Accounts Receivable and Concentrations

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts.  In certain cases the Company is entitled to rebates upon the completion of certain jobs post installation. For percentage of completion installation projects, the amounts are rebates and they are factored into the total estimated contract price when doing percentage of completion to recognize revenue on each project. At December 31, 2009, and 2008 the Company recognized a rebate for $0 and $95,000, respectively related to completed projects. These rebates are not a part of every installation contract. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company determined that as of December 31, 2009 and 2008, respectively, no allowance was required.

At December 31, 2009 and 2008, respectively, the Company had a concentration of accounts receivable from one customer totaling 100%.

For the year ended December 31, 2009, the Company had a concentration of sales with two customers totaling 92% and 8%, respectively. For the year ended December 31, 2008, the Company had a concentration of sales with two customers totaling 46% and 43%, respectively.

Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the estimated useful lives of the asset.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the years ended December 31, 2009 and 2008, respectively.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

The computation of basic and diluted loss per share for the years ended December 31, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	2009	2008
Stock options	5,011,132	-
Stock warrants	9,377,500	7,225,000
Total common stock equivalents	14,388,632	7,225,000

As a result of the reverse acquisition and recapitalization (see Note 9) and stock dividend (see Note 8(B)), all share and per share amounts have been retroactively restated.

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

In 2009, the Company entered into similar arrangements wherein the Company had no installation responsibility and no further obligation after delivery was made to the customers. Payments from the customers are received in advance of delivery of solar panels and are treated as deferred revenue. Payments are then made to the suppliers and cost of materials is recorded. A pro-rata portion of the deferred revenue from the customers is recognized as shipments are made.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Revenues from these arrangements are recognized upon shipment from the supplier to these third parties. In addition, the Company has reviewed U.S. GAAP to ascertain the relevance of gross versus net reporting. Upon the Company’s review of this guidance, as well as SAB No. 104, the Company has determined that it is subject to gross reporting as it bears the risk of physical loss of inventory in each of these arrangements, takes title to the inventory, is the primary obligor in the arrangements, establishes the pricing with customers, has discretion in the selection of suppliers, determines product specifications with customers and suppliers and it has credit risk on all sales.

For the years ended December 31, 2009 and 2008, respectively, approximately 100% and 98% of revenues were earned under this method.

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

For the years ended December 31, 2009 and 2008, respectively, approximately 3% and 2% of revenues were earned under this method.

Cost of Sales

Cost of sales, including contract costs represents costs directly related to the purchasing and installation of the Company’s solar panel products. Primary costs include direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of sales. Amounts billed to customers for shipping and handling is recorded as revenue. For the years ended December 31, 2009 and 2008, respectively, the Company had no such revenues or expenses.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with U.S. GAAP. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the date of settlement. Gains and losses arising on settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Euros. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company had foreign currency transaction losses of $0 and $35,875 for the years ended December 31, 2009 and 2008, respectively.

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

In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. Finally, the Company has applied the related guidance when determining the existence of liquidated damage provisions. At December 31, 2009, the Company had recorded a liquidated damages provision due to the failure to file and have declared effective a registration statement.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Segment Information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 2 - Fair Value

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access;


Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

The  following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2009, using quoted prices in active markets for identical assets and liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1:	Level 2:	Level 3:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at December 31, 2009
Derivative Liabilities	$-	$261,745	$-	$261,745
Total	$-	$261,745	$-	$261,745

On a recurring basis, the Company utilizes the Black Scholes pricing model to value certain derivative liability warrants.  The inputs into the model on a recurring basis include the exercise price of the Company’s common stock, the market price of the Company’s common stock, expected volatility of the Company’s common stock, expected life of the warrants, and the risk-free interest rate.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 3 - Construction and Energy Reseller Contracts

Information with respect to uncompleted contracts is summarized below for the years ended December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Actual costs incurred on uncompleted contracts	$139,088	$415,320
Estimated profit (losses)	43,073	(10,124)
	182,161	405,196
Less: progress billings to date	(182,161)	(398,222)
	-	$6,974

These amounts are included in the accompanying December 31, 2009 and December 31, 2008 balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$6,974

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

In June 2008, the Company received $6,800,000 from UNICOR for the supply of solar cells. This amount was initially recorded as deferred revenue. Shipment of these solar cells began in October 2008. At December 31, 2008, the Company recognized revenue based on shipments under this agreement of $5,003,762. The balance, of $1,796,238, was recognized in revenue during 2009.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In June 2008, the Company entered into an agreement, under which a supplier provides the labor for the assembly and production of solar panels to the Company, and the Company sells the solar panels to a third party. The agreement has a term of one year. In July and September 2008, the Company received $1,897,335 from this customer for the shipment of solar panels. This amount was initially recorded as deferred revenue. At December 31, 2008, the Company recognized $1,009,740 of revenue. During 2009, the Company sold $1,400,000 of solar panel equipment (see Note 5) to the supplier, and the supplier forgave $800,000 of certain performance obligations included as deferred revenue to the supplier.  As of December 31, 2009, related to the sale, the Company has recorded an other receivable for $600,000 due from the supplier.

During the year ended December 31, 2009, in connection with the sale of equipment, the remaining balance associated with deferred revenues totaling approximately $87,000 was recorded as additional revenue since the Company had no further obligation to perform under the terms of this contract with its customer.

Note 4 - Affiliate Charge to Equity

In 2008, a Company related to the Company’s Chief Executive Officer collected certain funds on contracts entered into by the Company. The affiliated entity did not have the ability to repay these funds. As a result, the Company recorded a charge to additional paid in capital of $44,325 to reflect the uncollectible receivable from this related party.

Note 5 – Property and Equipment

At December 31, 2009 and 2008, property and equipment consists of the following:

	December 31, 2009	December 31, 2008	Estimated Useful Lives

Solar Panel Equipment	$150,000	$1,300,000	20 years

Automobile	-	26,999	5 years

Computers and Office Equipment	29,023	7,293	3 years

	179,023	1,334,292

Less: Accumulated Depreciation	(5,409)	(2,505)

Property and Equipment, Net	$173,614	$1,331,787

The solar panel equipment is not in service at December 31, 2009.

Note 6 - Guarantee Letter of Credit

On May 27, 2008 the Company entered in to a standby letter of credit with a bank for $1,600,000. The letter of credit acts as a performance bond, with a customer being the beneficiary, if the Company defaults on their monthly delivery agreement. The Company’s Chief Executive Officer provided a personal guarantee of $800,000 on behalf of the Company for the letter of credit. In exchange for the personal guarantee, the Company issued 2,031,030 shares of the Company’s common stock, having a fair value of $ 751,481 ($0. 37 /share) based upon the fair value of stock issued to a third party for services rendered . During 2009 the letter of credit was released by the Bank, and is not outstanding at December 31, 2009.

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

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 7 - Loans, Notes and Accrued Interest Payable

(A) Notes Payable & Accrued Interest Payable – Related Party

On July 21, 2008, the Company issued a note payable, of $900,000, to an affiliate of a stockholder. The note bears interest at 18%, is unsecured, has a default interest rate of 24% and is due 3 business days after the Company receives the cash proceeds from a solar panel installation job. In October and November 2008, the Company repaid $250,000 of principal and $15,622 of accrued interest. During 2009, the Company paid $523,000 of principal and $16,964 of accrued interest, respectively.  As of December 31, 2009 and 2008, notes payable to related party is $350,000 and $873,000, respectively. As of December 31, 2009 and 2008, accrued interest to related party is $142,957 and $76,217, respectively.  The Company has classified the notes as a current liability as of December 31, 2009, as payment is expected in the next twelve months.

(B) Notes Payable - Other, Conversion to Equity & Accrued Interest Payable - Other

In July 2008, the Company entered into eight promissory note agreements for aggregate principal of $500,000 with various third parties. The notes bear interest at 5%, and the principal and interest is due and payable on the earlier of July 1, 2009 or when the Company completes the sale of any debt securities, common stock or common stock equivalents in a single transaction or series of related transactions resulting in gross proceeds of $3,500,000. In October 2009, the Company paid $150,000 of principal and $9,082 in accrued interest related to these notes (see Note 11(A)2).   The Company is currently negotiating the payment terms with the other borrowers, and the $350,000 of principal is classified as current as of December 31, 2009. At December 31, 2008 the balance was $500,000. As of December 31, 2009 and 2008, there is $26,097 and $12,071, respectively of accrued interest related to these notes.  (See Note 10A )

In July 2008, the Company entered into a Securities Purchase agreement with all eight of the note holders listed above. The Company issued a total of 270,800 shares to the note holders in connection with these promissory notes. The number of shares each note holder received was in direct proportion to the amount of their promissory notes. The fair value of the common shares are valued at $ 100,195 ($0. 37 /share) based upon the fair value of stock issued to a third party for services rendered. This amount is treated as a debt issue cost and is being amortized to interest expense over the life of the underlying promissory notes.

For the years ended December 31, 2009 and 2008, the Company recorded amortization of debt issue costs to interest expense of $51,816 and $48,379, respectively.

Note 8 - Stockholders’ Equity (Deficit)

Missing 2008*********************ERIC to put in

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

On February 12, 2009, the Company issued 150,000 shares of common stock to a former employee for services rendered, having a fair value of $225,000 ($1.50/share), based upon the quoted closing trading price.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

On May 26, 2009, the Company issued 470,000 shares of common stock to a consultant for services rendered pursuant to an agreement dated April 1, 2009 in settlement of $50,000.  The fair value of the stock issuance was $155,100 ($0.33/share), based upon the quoted closing trading price.  The Company recorded an additional expense for stock issued for services of $108,100. The balance of $47,000 has been capitalized as a prepaid asset that is being amortized ratably through March 31, 2010.  During 2009, the Company recognized $35,250 of consulting expense related to the agreement, and the prepaid asset was $11,750 as of December 31, 2009.

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

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

On October 15, 2009, the Company issued 300,000 shares of common stock to a consultant for services pursuant to an agreement dated October 15, 2009.  The shares have a fair value of $27,000 ($.09/share) as of the October 15, 2009 commitment date based on the quoted closing trading price at this date.

In connection with this agreement, on January 15, 2010, the Company issued an additional 1,250,000 shares of common stock. The shares have a fair value of $25,000 ($.02/share) based upon the quoted closing price.

(B) Stock Dividend

In January 2009, the Company affected a stock dividend.  Each stockholder of record as of January 12, 2009 received 1.75 shares of common stock for each share of common stock they owned.

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

On March 23, 2009, the Company entered into a one-year agreement with a consultant to provide services.  In addition to monthly fees of $5,000, the Company will issue stock options in the amount of 5,000 per month, vesting immediately upon the date of grant of each issuance.  From May 2009 to December 2009, the Company granted 45,000 options to this individual  having a fair value of $6,602.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.04 - $0.44
Expected dividends	0.00%
Expected volatility	82.0% - 169.7%
Risk free interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0.00%

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

On July 6, 2009, the Company granted 100,000 options due to an employee pursuant to an employment agreement dated May 25, 2009, having a fair value of $15,136.  The Black-Scholes assumptions used are as follows:

Exercise price	$0.23
Expected dividends	0.00%
Expected volatility	83.21%
Risk fee interest rate	1.18%
Expected life of option	5 years
Expected forfeitures	0.00%

On July 6, 2009, the Company also granted 100,000 options due to a consultant to provide legal services pursuant to an amended consulting agreement dated May 26, 2009, having a fair value of $15,136.  The Black-Scholes assumptions used are as follows:
Exercise price	$0.23
Expected dividends	0.00%
Expected volatility	83.21%
Risk fee interest rate	1.18%
Expected life of option	5 years
Expected forfeitures	0.00%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding – December 31, 2008	-
Granted	5,131,132	$0.45
Exercised	-	-
Forfeited	(120,000)	$0.44
Outstanding – December 31, 2009	5,011,132	$0.45
Exercisable – December 31, 2009	2,508,443	$0.47
Weighted average fair value of options granted during the period ended December 31, 2009	1,416,743	$0.28
Weighted average fair value of options exercisable at December 31, 2009	686,294	$0.27

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Options outstanding
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.04 - $0.45	5,011,132	4.57 years	$0.45

Options exercisable
Range of exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.04 - $0.45	2,508,443	4.46 years	$0.47

At December 31, 2009 and 2008, the total intrinsic value of options outstanding and exercisable was $0.

For the years ended December 31, 2009 and 2008, the Company recognized stock based compensation of $757,708 and $0, respectively.

The fair value of options vested for the years ended December 31, 2009 and 2008 was $686,294 and $0, respectively.

Total unrecognized share-based compensation expense from non-vested stock options at December 31, 2009 was $696,085 which is expected to be recognized over a weighted average period of 2.03 years.

(D) Private Placement and Registration Rights Agreement

During 2009, the Company sold 7.25 units at $100,000 per unit.  Each unit consisted of 250,000 shares of common stock and a detachable three-year warrant to purchase 250,000 shares of common stock for an exercise price of $0.50 per share.  Gross proceeds from these units were $725,000 and the Company paid direct offering costs of $201,775.  As a result of the offering, the Company issued 1,812,500 shares of common stock and 1,952,500 warrants, inclusive of 140,000 warrants paid to a placement agent as a direct offering cost.  The total warrants of 490,000 that were paid as a direct offering cost have a net effect of zero on the statement of equity and had a fair value of $48,975 (See Note 8(E) for additional detail). Eric, pls review disclosure on page F-29

The Company also granted the investors registration rights for the common stock and common stock underlying the warrants.  The Company can be assessed liquidated damages, as defined in the agreement, for the failure to file a registration statement within 180 days from the termination from the offering as well as to have the registration statement declared effective. The termination date was February 25, 2009. Penalties will be assessed at 1% per month, payable in cash, for every 30 day period under which the Company is in default under the terms of the registration rights agreement, up to a maximum of 10%. In assessing the likelihood and amount of possible liability for liquidated damages, the Company has passed the 180 day period and the registration statement has still not gone effective.  As a result, the Company will accrue the maximum 10% liquidated damages which is equivalent to:

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Liquidated damages are as follows:

Equity raised	$3,475,000

Maximum penalty	10%

$347,500

(E) Warrants & Derivative Liability
 The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2007	-
Granted	7,225,000	$0.50
Exercised	-
Forfeited	-
Outstanding – December 31, 2008	7,225,000	$0.50
Granted	2,152,500	$0.50
Exercised	-
Forfeited	-
Outstanding – December 31, 2009	9,377,500	$0.50
Exercisable – December 31, 2009	9,377,500	$0.50

Warrants outstanding/exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.50	9,377,500	2.18 years	$0.50

Fair Value and Assessment of Derivative Financial Instruments

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

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

During  the two year anniversary from the issuance date, if the Company issues or grants any shares of common stock or any warrants or other convertible securities pursuant to which shares of common stock may be acquired at a per share price less than $0.50 (subject to certain customary exceptions, including where shares are issued in connection with employment arrangements or business combinations in which a portion of the consideration may be payable in shares or convertible securities with a business in substantially the same line of business as the Company), then the exercise price of the Warrants shall be reduced to the Lower Price. Finally, should the Company fail to achieve at least $17.5 million of consolidated gross revenue within one year of the final closing of the Private Placement, the exercise price shall be reduced to $0.01 per share.   The private placement closed on February 25, 2009.   As a result of this provision, the Company adjusted the exercise price of the warrants to $0.01 per share at December 31, 2009 to determine the fair value of the derivative warrants.

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

The Company measured the fair value of these warrants using a Black-Scholes valuation model on January 1, 2009, since this represents the effective commitment date since these warrants were not indexed to the Company’s own stock. The fair value of the 7,225,000 warrants was determined to be $1,320,954 based upon the following management assumptions:

The Black-Scholes assumptions used are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	78.88%
Risk free interest rate	0.94%
Expected life of option	3 years
Expected forfeitures	0%

The fair value of these warrants was charged to accumulated deficit on January 1, 2009, as a cumulative adjustment due to a change in accounting principle.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Mark to Market

At December 31, 2009, the Company re-measured these warrants and recorded a fair value of $261,745.  As a result of the re-measurement, the Company recorded a change in fair value associated with these warrants as income totaling $2,482,167 for the year ended December 31, 2009. The following management assumptions were considered:

The Black-Scholes assumptions used are as follows:

Exercise price	$ 0.01
Expected dividends	0%
Expected volatility	81.77%
Risk free interest rate	1.45%
Expected life of option	2 years
Expected forfeitures	0%

(F) Consulting Agreements

On March 20, 2009, the Company entered into a one-year agreement with a consultant to provide investor relation services.  In addition to monthly fees of $5,500, the Company issued a five-year warrant to purchase 200,000 shares of common stock, having a fair value of $69,708 ($0.35/share).

The Black-Scholes assumptions used are as follows:

Exercise price	$ 0.55
Expected dividends	0%
Expected volatility	78.88%
Risk free interest rate	1.23%
Expected life of option	5 years
Expected forfeitures	0%

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In September 2009, the agreement was terminated, and the Company recognized $37,050 of expense.

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

Since the transaction is considered a reverse acquisition and recapitalization presenting pro-forma financial information is not required.

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
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business.

1.
A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover costs and disbursements. The arbitrators awarded a judgment of $33,000 and the Company paid this amount as of December 31, 2009. And additional $51,640.

2.
A complaint was filed in the Supreme Court of the State of New York by the holder of a promissory note issued by the Company, seeking summary judgment for repayment of the principal amount of the Note in the amount of $150,000 plus accrued interest.  On September 30, 2009, the court awarded a judgment against the Company for a total amount of $177,846 inclusive of interest and legal fees.  In October 2009 (see Note 7), the Company paid the $177,846, which included $150,000 of principal and $27,846 in accrued interest and legal fees.  The Company is currently negotiating a settlement with the other note holders, and expects to settle the notes in full with cash and common stock.

3.
In September 2009, a former employee, served the Company with a claim for breach of contract, breach of implied covenant of good faith and fair dealing and a breach of guarantee in the Superior Court of the State of California, County of San Diego.  The amount claimed in the complaint is $175,000. The Company cannot estimate the amount or range of loss in connection with this matter.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

(B)	Employment agreements

(1)	Chief Executive Officer

On May 1, 2008, the Company entered into a two-year employment agreement with an individual to serve as the Company’s CEO and Chairman of the Board. The agreement provides for an annual salary of $225,000 and $80,000 as a bonus, paid in February 2009, for services rendered prior to this agreement.  The individual is also eligible for a multi-year grant of the Company’s non-qualified options that will be equal to 6% of the total common shares outstanding after the reverse merger.

On March 19, 2009, the Company granted 1,033,066 stock options to this individual, having a fair value of $284,259.  On May 12, 2009, the Company granted the 2nd one-third of total options due to this individual in the amount of 1,033,066 options, having a fair value of $288,073.

These options vested upon grant and were immediately expensed and monthly over a year.  The Company expensed the full amount of the fair value to stock option expense on the date of grant.

The Black-Scholes assumptions used are as follows:

Exercise price	$0.48 – $0.50
Expected dividends	0%
Expected volatility	78.88% - 82.16%
Risk free interest rate	0.98% - 1.03%
Expected life of option	5 years
Expected forfeitures	0%

(2)	Former President

February 12, 2009, the Company entered into a three-year employment agreement its former President of the Company. Effective October 22, 2009, this individual resigned.  In February 2009, the Company paid $25,000 as s sign-on bonus.  The Company agreed to issue 150,000 shares of common stock as additional compensation, having a fair value of $225,000 ($1.50/share) based upon the closing price on the date of the employment agreement (See Note 9(A)).  Also, the Company granted 2,500,000 of the Company’s non-qualified options vesting quarterly.  Under the terms of the plan, these stock options are subject to board approval.

On May 12, 2009, the Company granted 2,500,000 options to this individual, having a fair value of $715,900.

The Black-Scholes assumptions used are as follows:

Exercise price	$ 0.44
Expected dividends	0%
Expected volatility	82.16%
Risk free interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

(3)	Former Chief Financial Officer

Effective August 27, 2009, this individual received monthly compensation of $8,500 and $7,666 in shares of the Company’s common stock. The agreement was terminated in December 2009. The Company agreed to grant a signing bonus of 55,000 shares of common stock, having a fair value of $6,765 ($0.12/share), based upon the quoted closing trading price; of the Company’s common stock and a cash payment of $7,500

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

On May 12, 2009, the Company granted 320,000 options to these individuals, having a fair value of $91,635.

The Black-Scholes assumptions used are as follows:

Exercise price	$ 0.44
Expected dividends	0%
Expected volatility	82.16%
Risk free interest rate	1.03%
Expected life of option	5 years
Expected forfeitures	0%

In July 2009, one individual, who was granted 120,000 options was terminated.  As of December 31, 2009, none of the options were vested.

Note 11 - Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,683,000 at December 31, 2009 expiring through the year 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are approximately as follows:

Significant deferred tax assets at December 31, 2009 and 2008 are approximately as follows:

	2009	2008
Gross deferred non-current tax assets:
Accrued registration rights	$159,000	$
Accrued salary			37,000
Net operating loss carryforwards	1,689,000		487,000
Total non-current deferred tax assets	1,848,000		524,000
Gross deferred non-current tax liabilities:
Change in derivative liability	(1,138,000)
Net non-current deferred tax asset	710,000		524,000
Less: valuation allowance	(710,000)		(524,000)
Deferred tax asset – net	$-		$-

The valuation allowance at December 31, 2008 was approximately $524,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $186,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2009 and 2008, respectively, (computed by applying the U.S. Federal corporate tax rate of 35% to income before taxes and 16.72% for New York state and city income taxes, a blended rate of 45.86%) as follows:

	2009	2008
Expected tax expense (benefit) – Federal	$(2,428,000)	$(822,000)
Expected tax expense (benefit) – State	(48,000)	(471,000)
Meals and Entertainment @ 50%	6,000	45,000
Derivative liability expense at inception	484,000
Non-deductible stock compensation	1,800,000	767,000
Other		9,000
Change in valuation allowance	186,000	472,000
Actual tax expense (benefit)	$-	$-

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 12 - Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and April 13, 2010, the date the financial statements were issued.

Consulting agreement

On January 29, 2010, the Company entered into an agreement with a consultant to provide certain investor relations services.  The term of the agreement is for six months, and the Company has agreed to pay a non refundable retainer fee of $5,000 upon signing, $5,000 on March 31, 2010 and $7,500 on April 30, 2010. Furthermore, the Company shall issue 3,000,000 shares of common stock ratably over three months. The fair value of the shares is $30,000 ($0.01/share), based upon the quoted closing trading price.