Form 10-K/A
period 2009-12-31
IX ENERGY HOLDINGS, INC.
filed 2010-04-16
CIK 1432140

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(A) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Steven Hoffman,	2009	225,000	0	0	572,332	0	0	0	797.332
CEO,	2008	150,000	80,000	0	0	0	0	0	230,000
CFO and Director (1)	2007	0	0	0	0	0	0	0	0

Roland J. Bopp,	2009	25,436	0	0	0	0	0	0	25,436
Former President,	2008	0	0	0	0	0	0	0	0
COO (2)	2007	0	0	0	0	0	0	0	0

Michael Weinstein	2009	43,025
Former CFO (3)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Karen Morgan (4)	2009	200,000	0	0	0	0	0	0	0
Former President	2008
	2007

(1)	Mr. Hoffmann was appointed as our Chief Executive Officer, Chief Financial Officer and as a Director on December 30, 2008.
(2)	Mr. Bopp was appointed as our President on December 30, 2008. Effective January 31, 2009, Mr. Bopp is no longer serving as the Company’s President and Chief Operating Officer.
(3)	Mr. Weinstein served as the Company’s CFO through December 31, 2009.
(4)	Ms. Morgan resigned as President on October 22, 2009.
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

IX ENERGY HOLDINGS INC.

April 16, 2010	By:	/s/ Steven Hoffman
Steven Hoffmann
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer,Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven Hoffman	Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer,	April 16, 2010
Steven Hoffmann	Principal Accounting Officer and Principal Financial Officer)

/s/ Robret Lynch, Jr.	Director	April 16, 2010
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders: IX Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of   IX Energy Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IX Energy Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit), equity, and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $7,141,767 and net cash used in operations of $4,220,300 for the year ended December 31, 2009; and has a working capital deficit of $1,076,841, and a stockholders' equity (deficit) of $903,227 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1 .

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

IX Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

					Total
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2007	41,635,688	$4,164	$220,728	$(114,273)	$110,619

Common stock issued for loan fee - stockholders ($0.03/share)	4,332,818	433	1,602,709	-	1,603,142

Common stock issued for consulting services - related parties ($0.17/share)	144,201	14	53,296	-	53,310

Common stock issued for officer's compensation ($0.16/share)	40,578	4	15,025	-	15,029

Forgiveness of amounts due from affiliate	-	-	(44,325)	-	(44,325)

Deemed issuance in recapitalization	5,500,000	550	(424)	-	126

Common stock issued for cash in private placement ($0.40/share), net of warrants issued to placement agents	6,875,000	688	2,609,312	-	2,610,000

Warrants issued to placement agents for cash raised in private placement ($0.40/share)	-	-	140,000	-	140,000

Cash paid as direct offering costs	-	-	(122,535)	-	(122,535)

Net loss for the year ended December 31, 2008	-	-	-	(2,820,672)	(2,820,672)

Balance, December 31, 2008	58,528,284	5,853	4,473,786	(2,934,945)	1,544,694

Common stock issued for cash in private placement ($0.40/share)	1,812,500	181	724,819	-	725,000

Cash paid as direct offering costs	-	-	(201,775)	-	(201,775)

Common stock issued for employee compensation ($1.31/share)	2,806,310	281	3,675,022	-	3,675,303

Common stock issued for third party services ($0.32/share)	2,890,746	289	938,518	-	938,807

Common stock issued to settle accounts payable ($0.43/share)	155,303	16	66,117	-	66,133

Recognition of stock based compensation - employees	-	-	757,708	-	757,708

Recognition of stock based compensation - consultants	-	-	53,624	-	53,624

Derivative adjustment for warrants	-	-	-	(1,320,954)	(1,320,954)

Net loss for the year ended December 31, 2009	-	-	-	(7,141,767)	(7,141,767)

Balance, December 31, 2009	66,193,143	$6,620	$10,487,819	$(11,397,666)	$(903,227)

IX Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year	For the year
	Ended December 31, 2009	Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,141,767)	$(2,820,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,411	2,505
Amortization of debt issue costs	51,816	48,379
Amortization of prepaid services	126,446	-
Loss on settlement of accounts payable	5,412	-
Loss on sale of fixed asset	10,493	-
Derivative expense	1,422,917	-
Change in fair value of derivative liability- warrants	(2,482,167)	-
Common stock issued for services - employee	3,675,303	-
Loss on issuance of common shares for services	108,100	-
Common stock issued for services - consultant	783,748	-
Common stock issued for consulting services - related party	-	53,310
Common stock issued for loan fee	-	1,502,947
Common stock issued for officer's compensation	-	15,029
Recognition of stock based compensation - employees	757,708	-
Recognition of stock based compensation - consultants	53,624	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	676,420	(46,645)
Other receivables	(623,000)	-
Cost & estimated earnings in excess of billings on uncompleted contracts	6,974	50,366
Prepaid expenses and deposits	(125,342)	(4,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	(77,829)	518,361
Accrued interest payable - related party	66,740	76,156
Accrued interest payable - other	14,026	12,071
Estimated losses on uncompleted contracts	-	(20,172)
Deferred revenue	(1,883,833)	2,683,833
Registrations rights liability	347,500	-
Net Cash Provided by (Used in) Operating Activities	(4,220,300)	2,071,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	-	7,759
Proceeds from sale of equipment	13,000	-
Purchase of property and equipment	(271,731)	(1,334,292)
Net Cash Used in Investing Activities	(258,731)	(1,326,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable - related party	(523,000)	(250,000)
Repayment of notes payable - other	(150,000)	-
Proceeds from common stock issued for cash in private placement	725,000	2,750,000
Cash paid as direct offering costs	(201,775)	(122,535)
Proceeds from issuance of notes payable-other	-	500,000
Proceeds from issuance of notes payable- related party	-	938,252
Net Cash Provided By (Used in) Financing Activities	(149,775)	3,815,717

Net Increase (Decrease) in Cash and Cash Equivalents	(4,628,806)	4,560,652

Cash and Cash Equivalents - Beginning of Year	4,736,812	176,160

Cash and Cash Equivalents - End of Year	$108,006	$4,736,812

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$26,600	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$155,100	$-
Stock issued to settle accounts payable	$66,133	$-
Catch up adjustment for derivative liabilities due to ASC 815	$1,320,995	$-
Exchange of fixed asset for note receivable and forgiveness of deferred revenue obligation	$1,400,000	-
Forgiveness of receivable from affiliate	$-	$44,526
Debt issue costs	$-	$8,063

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

Note 8 - Stockholders’ Equity (Deficit)

(A)	Share Issuances

2008

On June 30, 2008, the Company issued 83,271 shares of common stock to a related party shareholder for consulting services provided to the Company.  For the year ended December 31, 2008, the Company recorded consulting fees of $30,810 ($0.37/share).   The fair value of the stock issuance was based upon the fair value of stock issued to a third party for services rendered.

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

Excercise Price	$0.50
Expected dividends	0%
Expected volatility	78.88%
Risk-free interest rate	0.94%
Expected life of option	3 years

2009

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

On October 15, 2009, the Company issued 300,000 shares of common stock to a consultant for services pursuant to an agreement dated October 15, 2009.  The shares have a fair value of $27,000 ($.09/share) as of the October 15, 2009 commitment date based on the quoted closing trading price at this date. In connection with this agreement, on January 15, 2010, the Company issued an additional 1,250,000 shares of common stock. The shares have a fair value of $25,000 ($0.02/share), based upon the quoted closing trading price.

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

On July 6, 2009, the Company also granted 100,000 options due to a consultant to provide legal services pursuant to an amended consulting agreement dated May 26, 2009, having a fair value of $15,136.  The Black-Scholes assumptions used are as follows:
Exercise price	$0.23
Expected dividends	0.00%
Expected volatility	83.21%
Risk fee interest rate	1.18%
Expected life of option	5 years
Expected forfeitures	0.00%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding – December 31, 2008	-
Granted	5,131,132	$0.46
Exercised	-	-
Forfeited	(2,137,000)	$0.44
Outstanding – December 31, 2009	2,994,132	$0.46
Exercisable – December 31, 2009	2,516,443	$0.35
Weighted average fair value of options granted during the period ended December 31, 2009	1,416,743	$0.28
Weighted average fair value of options exercisable at December 31, 2009	688,585	$0.27

IX Energy Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Options outstanding
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.04 - $0.50	2,994,132	4.57 years	$0.46
Options exercisable
Range of exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.04 - $0.50	2,516,443	4.46 years	$0.35

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