Form 10-Q
period 2010-03-31
IX ENERGY HOLDINGS, INC.
filed 2010-05-24
CIK 1432140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

As of May 20, 2010 the issuer had 70,443,143 outstanding shares of Common Stock.

IX Energy Holdings, Inc. and Subsidiaries
Form 10-Q
March 31, 2010

TABLE OF CONTENTS

PART I.
ITEM 1. FINANCIAL STATEMENTS

IX Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)

Assets

Assets
Cash	$281,902	$108,006
Accounts receivable	-	8,000
Other receivables	143,610	623,000
Prepaid expenses	15,572	49,896
Total Current Assets	441,084	788,902

Property and equipment	18,856	173,614

Total Assets	$459,940	$962,516

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable and accrued expenses	$428,274	$387,444
Notes payable - related party	350,000	350,000
Notes payable - other	350,000	350,000
Accrued interest payable - related party	163,669	142,957
Accrued interest payable - other	30,412	26,097
Derivative liability - warrants	98,786	261,745
Registration rights liability	347,500	347,500
Total Current Liabilities	1,768,641	1,865,743

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 70,443,143 and 66,193,143 shares issued and outstanding	7,044	6,620
Additional paid in capital	10,634,546	10,487,819
Accumulated deficit	(11,950,291)	(11,397,666)
Total Stockholders’ Equity Deficit	(1,308,701)	(903,227)

Total Liabilities and Stockholders’ Deficit	$459,940	$962,516

See accompanying notes to
unaudited condensed consolidated financial statements

IX Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues - solar panels	$-	$1,796,238
Revenues - construction contracts	-	43,658
Total revenues	-	1,839,896

Cost of revenues - solar panels	-	1,447,579
Cost of revenues - construction contracts	-	35,075
Total cost of revenues	-	1,482,654

Gross profit	-	357,242

General and administrative expenses	567,564	5,201,426

Loss from operations	(567,564)	(4,844,184)

Other income (expense)
Other income	27,102	-
Interest income	19	17,829
Interest expense	(25,142)	(32,924)
Loss on impairment	(150,000)	-
Change in fair value of derivative liability - warrants	162,960	-
Total other income (expense)	14,939	(15,095)

Net loss	$(552,625)	$(4,859,279)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.08)

Weighted Average Number of Common Shares Outstanding During the Period - Basic and Diluted	69,268,144	61,075,392

See accompanying notes to unaudited condensed consolidated financial statements

IX Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(552,625)	$(4,859,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8,000	-
Depreciation	4,758	2,426
Amortization of debt issue costs	-	1,988
Loss on impairment	150,000	-
Change in fair value of derivative liability- warrants	(162,960)	-
Share based payments	147,151	4,501,421
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	479,390	-
Cost & estimated earnings in excess of billings on uncompleted contracts	-	(8,659)
Prepaid expenses and deposits	34,325	(140,484)
Increase (Decrease) in:
Accounts payable and accrued expenses	40,830	(128,794)
Accrued interest payable – related party	20,712	24,771
Accrued interest payable – other	4,315	6,165
Deferred revenue	-	(1,796,238)
Net Cash Provided by (Used in) Operating Activities	173,896	(2,396,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(260,547)
Net Cash Used in Investing Activities	-	(260,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable - related party	-	(250,000)
Proceeds from common stock issued for cash in private placement	-	725,000
Cash paid as direct offering costs	-	(201,775)
Net Cash Provided By Financing Activities	-	273,225

Net Increase (Decrease) in Cash	173,896	(2,384,005)

Cash - Beginning of Period	108,006	4,736,812

Cash - End of Period	$281,902	$2,352,807

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

IX Energy Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $552,625 and net cash provided by operations of $173,896 for the three months ended March 31, 2010; and had a working capital deficit of $1,327,557 and a stockholders’ deficit of $1,308,701 at March 31, 2010.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives. The Company believes that the further implementation of its business plan may provide future positive cash flows. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company is also trying to restructure its outstanding debt.

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

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded loss on impairment of $150,000 and $0, during the three months ended March 31, 2010 and 2009, respectively.

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

The computation of basic and diluted loss per share for three months ended March 31, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	2010	2009
Stock options	2,994,132	1,033,066
Stock warrants	9,377,500	9,377,500

Total common stock equivalents	12,371,632	10,410,566

Derivative Financial Instruments

We review any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classify them on our balance sheet as:

1.
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

2.
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

Finally, the Company has applied the related guidance when determining the existence of liquidated damage provisions. At March 31, 2010 and December 31, 2009, the Company had recorded a liquidated damages provision due to the failure to file and have declared effective a registration statement.

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

Reclassifications

Certain amounts have been reclassified to conform to the current period presentation, such reclassifications had no effect on the reported results of operations or cash flows.

Recent Accounting Pronouncements

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

In April 2010, FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of the provisions of ASU 2010-17 on its consolidated results of operations, financial position or liquidity.

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

The  following are the major categories of assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and year ended December 31, 2009, using quoted prices in active markets for identical assets and liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2010	December 31, 2009
Level 1: Quoted prices in active markets for identical assets	$-	$-
Level 2: Significant Other Observable Inputs (Derivative Liabilities)	98,786	261,745
Level 3: Significant Unobservable Inputs	-	-

	$98,786	$261,745

On a recurring basis, the Company utilizes the Black Scholes pricing model to value certain derivative liability warrants.  The inputs into the model on a recurring basis include the exercise price of the Company’s common stock, the market price of the Company’s common stock, expected volatility of the Company’s common stock, expected life of the warrants, and the risk-free interest rate.

Note 3 – Property and Equipment

At March 31, 2010 and December 31, 2009, property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Equipment	$-	$150,000
Computers and office equipment	29,023	29,023
Total	29,023	179,023
Less: accumulated depreciation	(10,167)	(5,409)
Property and equipment, net	$18,856	$173,614

Estimated useful lives of property and equipment are as follows:

Asset	Est. useful life
Equipment	20 years
Computers and office equipment	3 years

In connection with the sale of equipment in December 2009, the Company retained approximately $150,000 of equipment related materials. During the three months ended March 31, 2010, the Company determined that these materials have no future economic benefit due to projected losses, and expected future negative cash flows from operations, and recorded and impairment loss for $150,000.

Note 4 - Notes Payable

In July 2008, the Company entered into eight promissory note agreements for aggregate principal of $500,000 with various third parties. The notes bear interest at 5%, and the principal and interest is due and payable on the earlier of July 1, 2009 or when the Company completes the sale of any debt securities, common stock or common stock equivalents in a single transaction or series of related transactions resulting in gross proceeds of $3,500,000. In October 2009, the Company paid $150,000 of principal and $9,082 in accrued interest related to these notes.   The Company is currently negotiating the payment terms with the other borrowers, and the $350,000 of principal is classified as current as of March 31, 2010. At December 31, 2009 the balance was $350,000.  As of March 31, 2010 and December 31, 2009, there is $30,412 and $26,097, respectively of accrued interest related to these notes.

On April 29, 2010, IX Energy Holdings, Inc. and its wholly owned subsidiary IX Energy, Inc entered into a settlement agreement with certain individuals (the “Note-holders”) who were issued promissory notes by IXE in July 2008.  Pursuant to the terms of the settlement agreement, the Note-holders received an aggregate of $125,000, which was paid on April 21, 2010 and 5,000,000 shares of common stock of the Company to settle notes and accrued interest of approximately $380,000. These shares had a fair value of $75,000 ($0.015/share), based upon the quoted closing trading price. In connection with this settlement, the Company has recorded a gain on debt settlement of approximately $180,000.

The Note-holders received piggy-back registration rights in connection with the shares issued under the settlement agreement. In addition, in connection with the settlement agreement, the Note-holders executed Stipulations of Discontinuance which were filed with the court in New York County, to dismiss, with prejudice, the actions brought against the Company related to the promissory notes.

Note 5 - Stockholders’ Deficit

(A) Stock issuances

2010

On January 15, 2010, the Company issued 1,250,000 shares of common stock regarding the second of three share issuances to a consultant for services under to a consulting agreement dated October 15, 2009.  The shares had a fair value of $25,000 ($0.02/share), based on the quoted closing price.

On January 29, 2010 the Company entered into a consulting agreement with an investor relations firm.  3,000,000 shares of common stock were issues for services.  The shares had a fair value of $30,000 ($0.01/share) based on the quoted closing trading price on that day.

(B) 2009 Stock Options

During the three months ended March 31, 2010, the Company recognized $77,064 due to stock options that have vested during the period.

The following is a summary of the Company’s stock option activity:

		Weighted
		Average
	Options	Exercise Price
Outstanding – December 31, 2008	-	-
Granted	5,131,132	$0.46
Exercised	-	-
Forfeited	(2,137,000)	$0.44

Outstanding – December 31, 2009	2,994,132	$0.46
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – March 31, 2010	2,994,132	$0.46
Exercisable – March 31, 2010	2,808,043	$0.36
Weighted average fair value of options exercisable at March 31, 2010	765,649	$0.27

Options outstanding
Exercise price	Number outstanding	Weighted remaining life	Weight avg. exercise price
$0.04-$0.50	2,994,132	4.32 years	$0.46

Options exercisable
Exercise price	Number outstanding	Weighted remaining life	Weight avg. exercise price
$0.04-$0.50	2,808,043	4.22 years	$0.36

(C) Warrants & Derivative Liability

During the three months ended March 31, 2010, the Company recognized $15,087 due to warrants that have vested during the period.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Avg. Exercise price
Balance, December 31, 2008	7,225,000	$0.50
Granted	2,152,000	$0.50
Exercised	-	-
Forfeited	-	-

Balance, December 31, 2009	9,377,500	$0.01
Granted	-	-
Forfeited	-	-

Balance, March 31, 2010	9,377,500	$0.01

Outstanding and Exercisable, March 31, 2010	9,377,500	$0.01

Exercise price	Number outstanding	Weight average life remaining

$0.01	9,377,500	1.94 years

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

In connection with the ASC 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” the Company determined that the embedded conversion feature and the warrant issuances (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for.

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

Mark to Market

At March 31, 2010, the Company re-measured these warrants and recorded a fair value of $98,785.  As a result of the re-measurement, the Company recorded a change in fair value associated with these warrants as income totaling $162,960 for the three months ended March 31, 2010. The following management assumptions were considered:

The Black-Scholes assumptions used are as follows:

Exercise price	$0.01
Expected dividends	0%
Expected volatility	163%
Risk free interest rate (2 year treasury note)	1.02%
Expected life of option, remaining period	1.75-1.91 years
Expected forfeitures	0%

Note 6 - Commitments and Contingencies

A.	Litigation Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business.

1.
A complaint was filed in the Supreme Court of the State of New York by a vendor seeking to recover costs and disbursements. The arbitrators awarded a judgment of $33,000 and the Company had accrued this amount as of December 31, 2009.

2.
In September 2009, a former employee served the Company with a claim for breach of contract, breach of implied covenant of good faith and fair dealing and a breach of guarantee in the Superior Court of the State of California, County of San Diego.  The amount claimed in the complaint is $175,000. The Company cannot estimate the amount or range of loss in connection with this matter.

B.	Employment agreements

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

The Black-Scholes assumptions used are as follows:

Exercise price	$0.48 – $0.50
Expected dividends	0%
Expected volatility	78.88% - 82.16%
Risk free interest rate	0.98% - 1.03%
Expected life of option	5 years
Expected forfeitures	0%

C.	Consulting agreement

On January 29, 2010, the Company entered into an agreement with a consultant to provide certain investor relations services.  The term of the agreement is for six months, and the Company has agreed to pay a non refundable retainer fee of $5,000 upon signing, $5,000 on March 31, 2010 and $7,500 on April 30, 2010. Furthermore, the Company issued 3,000,000 shares of common stock, having a fair value of $30,000 ($0.01/share), based upon the quoted closing trading price.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. During the three months ended March 31, 2010, our revenues were $0 as compared to $1,839,896 revenue for the three months ended March 31, 2009. The $1,839,896 decrease in revenues was primarily due to the fulfillment of our UNICOR Government Agreement in 2009.

Cost of Sales. During the three months ended March 31, 2010, our cost of sales was $0 as compared to cost of sales of $1,482,654 for the three months ended March 31, 2009. The $1,482,654 decrease was related to the fulfillment of our UNICOR Government Agreement in 2009.

Operating Expenses. During the three months ended March 31, 2010, we recorded operating expenses of $567,564, as compared to operating expenses of $5,201,426 for the three months ended March 31, 2009, representing a decrease of $4,633,862. This decrease in operating expenses was primarily due to decreased consulting fees related to IR consulting agreements, and decreased common stock issued for long-term compensation.

Loss from Operations. During the three months ended March 31, 2010, we recorded an operating loss of $567,564 as compared to an operating loss of $4,844,184 for the three months ended March 31, 2009, representing a decrease of $4,276,620. This decrease in loss from operations was primarily due to decreased in operating expenses by $4,633,862 that was partially offset by our gain on the reduction of our derivative liability of $162,960.

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

Cash. As of March 31, 2010, we had cash of $281,902, as compared to cash of $108,006 as of December 31, 2009.

Net Cash Provided By Operating Activities. Net cash provided by operating activities totaled $173,896 for the three months ended March 31, 2010, as compared to cash used of $2,396,683 for the three months ended March 31, 2009. This increase was primarily due to the net collection of accounts receivable in the amount of approximately $480,000, increase in accounts payable and accrued expenses related to professional fees in the amount of $40,830, as partially offset by the gain realized on the reduction of our derivative liability of approximately $163,000, stock-based compensation of $147,151 and a loss on impairment in the amount of $150,000. For the three months ended March 31, 2009, our net cash used in operating activities of $2,396,683 was comprised of primarily net loss of $4,859,729, stock-based compensation of $4,501,421, an increase in accrued interest payable to a related party of $24,771, accrued interest payable of $6,165, depreciation expense of $2,426, and amortization of debt issue costs of $1,988. The increase in net cash used in operating activities was partially offset by our net loss of $4,859,279, and decreases in deferred revenue of $1,796,238, accounts payable and accrued expenses of $128,794, an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $8,659, and an increase in prepaid expenses of $140,484

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $0 during the three months ended March 31, 2010, as compared to net cash used in investing activities of $260,547 during the three months ended March 31, 2009. Cash used in investing activities during the three months ended March 31, 2009 was comprised of purchases of property and equipment for $260,547.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $0 during the three months ended March 31, 2010, as compared to net cash of $273,225 from financing activities during the three months ended March 31, 2009. The proceeds for the three months ended March 31, 2009 were derived from proceeds from common stock for cash in a private placement totaling $725,000.  This was partially offset by repayment of notes payable of $250,000 to a related party and cash paid as direct offering costs of $201,775 related to the proceeds raised in the private placement.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $552,625 for the three months ended March 31, 2010; a working capital deficit of $1,327,557, and an accumulated deficit of $11,950,291 at March 31, 2010.

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

Significant estimates for the three months ended March 31, 2010 and the year ended December 31, 2009 included management’s estimate for recording costs and estimated earnings in excess of billings, estimating the loss on uncompleted contracts in the period when known, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts.  In certain cases the Company is entitled to rebates upon the completion of certain jobs post installation. For percentage of completion installation projects, the amounts are rebates and they are factored into the total estimated contract price when doing percentage of completion to recognize revenue on each project.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. As of March 31, 2010 and December 31, 2009, the Company recorded an allowance of $8,000 and $0, respectively.

At December 31, 2009, the Company had a concentration of accounts receivable from one customer totaling 100%

Revenue Recognition. The Company follows the guidance of the FASB Accounting Standard Codification (ASC) 605-10-25-1 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered and installed, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  We have two methods of revenue recognition. For our construction contracts, we record revenues based upon the use of the percentage of completion method. For certain energy products that we resell to third parties, we record revenue based upon the shipment date.

Share-Based Compensation. We follow FASB ASC 718-10-30 which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values. We have used the Black-Scholes option pricing model to estimate grant date fair value for all option grants.  The assumptions we use in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As such, as we use different assumptions based on a change in factors, our stock-based compensation expense could be materially different in the future.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

An action was commenced in the Civil Court of the County of New York for breach of contract totaling $51,640. The company is defending the action and cannot estimate what the outcome of the case may be.

The company was engaged in Arbitration before the Joint Committee on Fee Disputes.  The Arbitration yielded an award against IX Energy, Inc. in the amount of $33,000.  The Arbitration award in the amount of $33,000 was confirmed by decision dated March 31, 2010.  A judgment was entered on May 12, 2010 against IX Energy, Inc. in the amount of $33,941.75.

An action commenced in Superior Court of the State of California, County of San Diego  for breach of contract, breach of implied covenant of good faith and fair dealing, breach of guarantee, intentional misrepresentation, negligent misrepresentation, intentional infliction of emotion distress, emotional distress resulting from financial injury, fraud and deceit, and conspiracy totaling $175,000.

An action was commenced in Court of State of New York, County of New York for breach of contract, disparagement and defamation, and breach of fiduciary duty totaling $500,000.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors described in our 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

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

IX ENERGY HOLDINGS, INC.

/s/ Steven Hoffmann
May 24, 2010	Steven Hoffmann
Chief Executive Officer, Chief Financial Officer and Director